Form 10-Q
period 1999-09-30
ZAPME CORP
filed 1999-12-03
CIK 1084561

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM        TO

                                 ---------------

                       COMMISSION FILE NUMBER 000-1084561

                                 ---------------

                               ZAPME! CORPORATION
             (Exact name of Registrant as specified in its charter)

                       DELAWARE                       91-1836242
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)

                             3000 EXECUTIVE PARKWAY
                           SAN RAMON, CALIFORNIA 94583
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (925) 543-0300

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [ ] No [X]

    The number of shares of the issuer's Common Stock outstanding as of October 31, 1999 was 43,750,156.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      INDEX


                                                                       PAGE
                                                                       ----
              PART I FINANCIAL INFORMATION
Item 1.       Condensed Financial Statements (unaudited)
              Balance  Sheets as of September  30, 1999 and December
              31, 1998..............................................     3
              Condensed  Statements  of  Operations  for  the  three
              months and nine months  ended  September  30, 1999 and
              1998..................................................     4
              Condensed  Statements  of Cash  Flows  for  the  three
              months ended September 30, 1999.......................     5
              Notes to Condensed Financial Statements...............     6
Item 2.       Management's  Discussion  and  Analysis  of  Financial
              Condition and Results of Operations...................     9
              Risk Factors..........................................    15
Item 3.       Quantitative and Qualitative  Disclosures about Market
              Risk..................................................    25

              PART II OTHER INFORMATION
Item 1.       Legal Proceedings.....................................    26
Item 2.       Changes in Securities and Use of Proceeds.............    26
Item 3.       Defaults Upon Senior Securities.......................    27
Item 4.       Submission of Matters to a Vote of Security Holders...    27
Item 5.       Other Information.....................................    27
Item 6.       Exhibits and Reports on Form 8-K......................    27

Signatures.......................................................       28

                               ZAPME! CORPORATION

                                 Balance Sheets
               (In thousands, except share and per share amounts)


                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                              1999           1998
                                                                         --------------- --------------
                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.....................................         $  23,249        $    815
  Restricted cash...............................................               566               -
  Accounts receivable...........................................               628               -
  Other receivables.............................................             1,651             105
  Notes receivable from stockholder.............................               151             127
  Prepaid expenses and other current assets.....................               717              45
                                                                         --------------- --------------
Total current assets............................................            26,962           1,092

Equipment, net..................................................            16,072           2,471
Other assets....................................................             1,505              40
                                                                         --------------- --------------
Total assets....................................................         $  44,539        $  3,603
                                                                         --------------- --------------
                                                                         --------------- --------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
  Accounts payable and accrued expenses.........................         $   4,227        $  1,541
  Accrued compensation and related expenses.....................             1,247             446
  Deferred revenue..............................................               653               -
  Current portion of capital lease obligations..................             3,700             118
                                                                         --------------- --------------
Total current liabilities.......................................             9,827           2,105

Capital lease obligations.......................................             7,658             269
                                                                         --------------- --------------
Total liabilities...............................................            17,485           2,374

Redeemable convertible preferred stock, $0.01 par value, issuable in series:
  Authorized shares - 600,000
  Issued and outstanding shares - 600,000 at September 30, 1999 and
   December 31, 1998 (liquidation preference at September 30,
   1999 - $5,012)                                                            6,550           3,352

Stockholders' equity (deficit):
  Convertible preferred stock, $0.01 par value:
    Authorized shares - 18,387,671 at September 30, 1999 and 12,857,671 at December 31, 1998 (including 600,000 shares designated as redeemable convertible preferred stock)
    Issued and outstanding shares - 17,181,781 at September 30, 1999 and 9,557,671 at December 31, 1998 (liquidation preference at
      September 30, 1999 of $43,013)..............................          53,477           2,783
  Common stock, $0.01 par value:
    Authorized shares - 50,000,000 at September 30, 1999 and December
      31, 1998
    Issued and outstanding shares - 15,673,879 at September 30, 1999
      and 14,208,730 at December 31, 1998.........................          27,191           6,212
  Deferred stock compensation...................................           (14,238)         (4,900)
  Receivable due from stockholder...............................            (6,500)              -
  Accumulated deficit...........................................           (39,426)         (6,218)
                                                                         --------------- --------------
Total stockholders' equity (deficit)............................            20,504          (2,123)
                                                                         --------------- --------------
Total liabilities, redeemable convertible preferred stock and
  stockholders' equity (deficit) ...............................         $  44,539        $  3,603
                                                                         --------------- --------------
                                                                         --------------- --------------

                               ZAPME! CORPORATION

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                 1999           1998           1999           1998
                                             ----------------------------  ----------------------------
Revenue...................................      $     297     $        -      $     444     $        -

Costs and expenses:
  Cost of services........................          1,257             22          2,504             30
  Research and development................            676            319          1,710            748
  Sales and marketing.....................          1,683            338          4,139            514
  General and administrative..............          1,942            387          3,917            802
  Amortization of deferred stock
    compensation..........................          1,815            274          4,346            274
                                             -------------- -------------  -------------  -------------
Total costs and expenses..................          7,373          1,340         16,616          2,368
                                             -------------- -------------  -------------  -------------
Loss from operations......................         (7,076)        (1,340)       (16,172)        (2,368)
Other and interest income (expense), net..            397            (12)           426            (47)
                                             -------------- -------------  -------------  -------------
Net loss..................................         (6,679)        (1,352)       (15,746)        (2,415)
Accretion and dividend on redeemable
  convertible preferred stock.............        (13,691)          (142)       (17,462)          (142)
                                             -------------- -------------  -------------  -------------
Net Loss applicable to common stockholders      $ (20,370)     $  (1,494)     $ (33,208)     $  (2,557)
                                             -------------- -------------  -------------  -------------
                                             -------------- -------------  -------------  -------------
Net loss per share:
  Basic and diluted.......................      $    (1.49)    $    (0.12)    $    (2.44)    $    (0.21)
                                             -------------- -------------  -------------  -------------
                                             -------------- -------------  -------------  -------------
  Pro forma basic and diluted.............      $    (0.22)    $    (0.07)    $    (0.58)    $    (0.17)
                                             -------------- -------------  -------------  -------------
                                             -------------- -------------  -------------  -------------
Shares used in calculation of net loss per
  share:
  Basic and diluted.......................         13,630         12,763         13,590         12,069
                                             -------------- -------------  -------------  -------------
                                             -------------- -------------  -------------  -------------
  Pro forma basic and diluted.............         30,706         18,727         27,285         14,079
                                             -------------- -------------  -------------  -------------
                                             -------------- -------------  -------------  -------------

                               ZAPME! CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               1999           1998
                                                           ----------------------------
OPERATING ACTIVITIES
Net loss...............................................    $   (15,748)    $   (2,414)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Amortization of deferred stock compensation.......           3,900            274
    Depreciation and amortization.....................           1,664             72
    Common stock issued for services..................             387              -
    Warrant issued for services ......................              59              -
    Changes in operating assets and liabilities:
      Restricted cash.................................            (566)             -
      Accounts receivable.............................            (628)             -
      Other receivables...............................          (1,546)             -
      Prepaid expenses and other current assets.......            (671)           (17)
      Other assets....................................            (106)            (3)
      Accounts payable and accrued expenses...........           2,686            412
      Accrued compensation and related expenses.......             801            (18)
      Deferred revenue................................             653              -
                                                           -------------  -------------
Net cash used in operating activities..................         (9,115)        (1,694)

INVESTING ACTIVITIES
Purchase of equipment, net.............................         (3,315)          (579)
Notes receivable from stockholder......................            (24)          (125)
                                                           -------------  -------------
Net cash used in investing activities..................         (3,339)          (704)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net.........         36,063          2,586
Proceeds from issuance of common stock, net............           (396)            16
Proceeds from borrowings on notes payable..............            700          1,000
Payments on notes payable..............................           (500)             -
Payments on lease obligations..........................           (979)             -
                                                           -------------  -------------
Net cash provided by financing activities..............         34,888          3,602
                                                           -------------  -------------
Increase in cash and cash equivalents..................         22,434          1,204
Cash and cash equivalents at beginning of period.......            815            275
                                                           -------------  -------------
Cash and cash equivalents at end of period.............      $  23,249      $   1,479
                                                           -------------  -------------
                                                           -------------  -------------
SUPPLEMENTAL DISCLOSURES:
Conversion of notes payable to stockholders to
  preferred stock.....................................       $     200      $   1,300
                                                           -------------  -------------
                                                           -------------  -------------
Issuance of common stock for notes receivable..........      $   6,500      $     162
                                                           -------------  -------------
                                                           -------------  -------------
Accretion and dividends of redeemable preferred stock..      $   1,406      $     142
                                                           -------------  -------------
                                                           -------------  -------------
Accretion of mandatory dividends and guaranteed return of
  preferred stock......................................      $   3,874      $       -
                                                           -------------  -------------
                                                           -------------  -------------
Accretion of beneficial conversion of convertible
  preferred stock......................................      $  12,180      $       -
                                                           -------------  -------------
                                                           -------------  -------------
Capital lease obligations incurred.....................      $  11,950      $       -
                                                           -------------  -------------
                                                           -------------  -------------
Warrants issued in connection with lease financing.....      $   1,359      $       -
                                                           -------------  -------------
                                                           -------------  -------------
Stock options issued in connection with consulting
  agreement............................................      $      60      $       -
                                                           -------------  -------------
                                                           -------------  -------------
Warrants issued in connection Products and Services
  Agreement............................................      $   1,238      $       -
                                                           -------------  -------------
                                                           -------------  -------------
Cash paid for interest.................................      $     371      $      26
                                                           -------------  -------------
                                                           -------------  -------------

                               ZAPME! CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.  BASIS OF PRESENTATION

    The interim financial information as of September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements as of December 31, 1998 and related notes included in the ZapMe!'s registration statement on Form S-1.

2.  BASIC AND DILUTED EARNINGS PER SHARE

    Basic and diluted net loss per share information for all periods is presented under the requirements of FASB Statement No. 128, "Earnings per Share." Basic loss per share has been computed using the weighted average number of common shares outstanding during the period, less shares that may be repurchased and excludes any anti-dilutive effects of options, warrants and convertible securities. Potentially dilutive issuances have also been excluded from computation of diluted net loss per share as their inclusion would be antidilutive.

    Pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted to common shares upon completion of the Company's initial public offering in October 1999, using the if-converted method.

    The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, except per share amounts):


                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                             ----------------------------  ----------------------------
                                                 1999           1998           1999           1998
                                             ----------------------------  ----------------------------
Historical:
Net loss..................................      $  (6,679)     $  (1,352)     $ (15,746)     $  (2,415)
Accretion and dividend on redeemable
  convertible preferred stock.............        (13,691)          (142)       (17,462)          (142)
                                             -------------- -------------  -------------  -------------
Net Loss applicable to common stockholders      $ (20,370)     $  (1,494)     $ (33,208)     $  (2,557)
                                             -------------- -------------  -------------  -------------
                                             -------------- -------------  -------------  -------------
Weighted average shares of common stock
  outstanding.............................         14,627         12,905         14,418         12,211
Less: Weighted average shares subject to
  repurchase..............................           (997)          (142)          (828)          (142)
                                             -------------- -------------  -------------  -------------
Weighted average shares of common stock
  outstanding used in computing basic and
  diluted net loss per share..............         13,630         12,763         13,590         12,069
                                             -------------- -------------  -------------  -------------
                                             -------------- -------------  -------------  -------------
  Basic and diluted net loss per share....      $    (1.49)    $    (0.12)    $    (2.44)    $    (0.21)
                                             -------------- -------------  -------------  -------------
                                             -------------- -------------  -------------  -------------
Pro forma:
Net loss..................................      $  (6,679)     $  (1,352)     $ (15,748)     $  (2,415)
                                             -------------- -------------  -------------  -------------
                                             -------------- -------------  -------------  -------------
Weighted average shares of common stock
  outstanding used in computing basic and
  diluted net loss per share (from above).         13,630         12,763         13,590         12,069
Adjustment to reflect the effect of the
  conversion of preferred stock from the
  date of issuance........................         17,076          5,964         13,695          2,010
                                             -------------- -------------  -------------  -------------
Weighted average shares of common stock
  outstanding used in computing pro forma
  basic and diluted net loss per share....         30,706         18,727         27,285        (14,079)
                                             -------------- -------------  -------------  -------------
                                             -------------- -------------  -------------  -------------
  Pro forma basic and diluted net loss
  per share..............................       $    (0.22)    $    (0.07)    $    (0.58)    $    (0.17)
                                             -------------- -------------  -------------  -------------
                                             -------------- -------------  -------------  -------------

3.  STOCKHOLDERS' EQUITY

SERIES E PREFERRED STOCK

    In August 1999, ZapMe! sold 2,030,000 of Series E convertible preferred stock for $5.00 per share with gross proceeds of approximately $10.2 million. The holders of Series E preferred stock are entitled to dividends when and if they are declared by the Board of Directors prior to and in preference to any dividend on the common stock. In the event of any liquidation, dissolution, or winding up of the Company, the holders of the Series E preferred stock have a liquidation preference of $5.00 per share over holders of common stock plus any declared but unpaid dividends. The holders of Series E preferred stock are entitled to a mandatory rate increase of 7.5% per annum of the liquidation preference, compounded quarterly. In October 1999, the Company completed an initial public offering and all shares of Series E preferred stock was converted into 2,065,758 shares of common stock.

    The $5.00 per share price of Series E preferred stock does not necessarily represent the fair value of the preferred stock issued. In August 1999, the Company recorded an increase to the net loss available to common shareholders of approximately $12.2 million, which represents the difference between the $5.00 per share purchase price and the deemed fair value of $11.00 per share.

WARRANTS

    In connection with lease financing agreements, ZapMe! issued warrants for 100,000 shares of Series D convertible preferred stock and 192,500 shares of common stock during the three months ended September 30, 1999. Using the Black-Scholes option valuation model, the Company recorded an asset of approximately $1.4 million representing the value of the warrants, which will be amortized over the term of the underlying leases.

INITIAL PUBLIC OFFERING

    In October 1999, the Company completed an initial public offering in which the Company sold 9,000,000 shares of its common stock at a price of $11.00 per share. Concurrently with the underwritten initial public offering, the Company sold to various stockholders associated with Gilat Satellite Networks, at $10.23 per share, an aggregate of 488,753 shares of the Company's common stock. The proceeds to the Company from the offerings, after deducting underwriting discounts and commissions, were approximately $97.1 million. Upon closing of the underwritten offering, all of the Company's then outstanding preferred stock converted into common stock. After the offering, the Company's authorized capital consists of 205,000,000 shares of capital stock (200,000,000 shares of common stock and 5,000,000 shares of preferred stock) of which approximately 43,750,000 shares of common stock were outstanding at October 31, 1999.

4.  COMMITMENTS AND CONTINGENCIES

    In June 1999, the Company entered into an agreement whereby a minimum number of school sites would be established and maintained for a fixed monthly fee for a minimum of three years. In the event the Company fails to establish the minimum number of sites within three months, an unordered minimum site fee would be assessed per site until the site was installed. As of June 30, 1999, the maximum obligation on installed sites was approximately $4.0 million. In September 1999, the agreement was amended and the fixed monthly fee on the minimum number of sites was increased, which increased the maximum obligation on installed sites to approximately $60.6 million. Additionally, the Company will record an asset and related lease obligation for all equipment for which ownership is transferred to the Company. As of September 30, 1999, approximately 120 sites have been installed under the agreement.

5.  RELATED PARTY TRANSACTIONS

    In August 1999, a majority of the Company's directors, approved the issuance of an immediately exercisable option to purchase 300,000 shares of the Company's common stock to an director of the Company at an exercise price of $5.00 per share. The shares are subject to a right of repurchase in favor of the Company, which will expire at a rate of one third each anniversary date of the date of grant. In September 1999, the officer exercised the right to purchase the shares. The Company recorded deferred stock compensation of approximately $1.8 million, which will be amortized by charge to operations over the vesting period of the stock using a graded vesting method. The Company has also agreed to loan the amount necessary to pay for the aggregate purchase price of the option, which will be secured by a full recourse promissory note. The note has a term of four years and bears an interest rate of 5.98%.

    In September 1999, the Company hired a new chief executive officer. As part of the officer's employment agreement, the Company granted a right to purchase one million shares of the Company's common stock at an exercise price of $5.00 per share. The shares are subject to a right of repurchase in favor of the Company, which will expire at a rate of twenty-five percent on the first anniversary of the grant date and one forty-eighth of the shares at the end of each month thereafter. In September 1999, the officer exercised the right and the Company recorded deferred stock compensation of approximately $6.0 million, which will be amortized by a charge to operations over the vesting period of the stock using a graded vesting method. The Company has also agreed to loan the amount necessary to pay for the aggregate purchase price of the option, which will be secured by a full recourse promissory note. The note has a term of four years and bears an interest rate of 5.98%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in this Report on Form 10-Q contains certain trend analysis and other forward-looking statements. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar import are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties which are difficult to predict. Therefore, our actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under "Certain Risk Factors Which May Impact Future Operating Results" and other risks detailed from time to time in reports filed with the SEC.

OVERVIEW

    ZapMe! is building a broadband interactive network that brings the latest technology tools and educational resources to schools for free. For each school participating in the ZapMe! network, we provide free PCs, software, installation and support, as well as a free, "always on" connection to the Internet using a satellite system. The ZapMe! network, which is designed primarily for students aged 13-19, makes education more engaging and entertaining by providing a rich media computer experience that is free and easy to use. We plan to extend the ZapMe! network into the home in order to enhance a student's educational experience and promote better communication among students, teachers and parents.

    We commenced operations in June 1997 and began offering sponsorships through our proprietary network in December 1998. From inception through September 30, 1999, our activities primarily consisted of:

    -   marketing the ZapMe! network to school districts;

    - entering into agreements with school districts for the placement of the ZapMe! network in schools;

    - developing our proprietary user interface and satellite multicasting capabilities;

    -   raising capital;

    -   recruiting personnel;

    -   conducting research and development activities; and

    -   purchasing assets to support our operations.

    Since December 1998, we have been:

    -   deploying our network in schools;

    -   developing our operations, technology and support capabilities;

    -   forming strategic alliance relationships; and

    -   continuing to invest in research and development.

    In order to achieve our strategic plan, we intend to continue to invest heavily in deploying our network, marketing and promotion, technology and operations. We purchase the computer equipment we install in schools--including PCs, monitors, servers and printers--on customary terms for sales made for educational purposes from our partners, some of which are also sponsors.

    As of November 30, 1999, there were over 400 school districts, representing over 6,000 schools, including more than 2,000 middle, junior high and high schools, that have approved and signed a three-year contract with us that permits us to install a ZapMe! lab at those districts' schools. As of November 30, 1999, we had deployed ZapMe! lab equipment to over 1,000 schools, which had an average of more than 1,000 students, representing approximately 1,000,000 students, each of whom has access to a free ZapMe! account.

    We have incurred net losses of approximately $21.4 million for the period of inception through September 30, 1999. We expect to incur additional losses for the foreseeable future due to the increased cost of sales and marketing, advertising and promotion, expanded network features and research and development. We expect that the size of these losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

    REVENUE. To date, ZapMe! has generated revenue primarily from content sponsorship fees paid by strategic partners. Three sponsors, Toshiba, General Electric and Gilat Satellite Networks, accounted for approximately 90% of our revenue in the nine months ended September 30, 1999. We intend to derive revenue from three primary activities: sponsorship, e-commerce and network services and other. Sponsorship revenue, which includes content and public service announcement sponsorships, banner advertising and full screen interactive ads, consists of fees charged for messages delivered over our network. Revenue related to sponsorship of content on our network is generally recognized ratably over the time periods that the sponsorship is acknowledged unless such sponsorship is based on delivery of a minimum number of impressions, in which case revenue is recognized as the impressions are delivered. We expect to generate sponsorship revenue both at school and at home. Advertising revenue is recognized in the period in which the advertisement message is displayed on the network, provided that no material obligations remain and collection of the related account receivable is reasonably certain. E-commerce revenue consists of referral fees and commissions on transactions facilitated through our network as well as referred transactions. Revenue from e-commerce is recognized upon notification from the contracting partner of the fact of the referral or sale upon which referral fees or commissions is due. Network services and other revenue consist of revenue from the distribution of content and products which is delivered through our network, and from educational services delivered in the ZapMe! labs such as teacher training, tutoring and other educational programs offered through a strategic alliance with Sylvan Learning Systems. Network services and other revenue is recognized in the time period in which the underlying service is delivered. Network services and other revenue also include revenue from our five-year agreement with Sylvan which provides for a sharing of revenue derived from the delivery of Sylvan programs in ZapMe! computer labs. This agreement allows Sylvan to offer student tutoring, teacher training, and other programs in the ZapMe! computer labs. For the calendar year 1999, Sylvan is committed to pay ZapMe! minimum fees. Thereafter, fees will be based on a rate for installed schools available for use by Sylvan. To date, no programs have been offered under this arrangement, and additionally no material e-commerce or network services have been delivered and no significant revenue has been recognized by ZapMe!.

    COST OF SERVICES. Cost of services consist primarily of depreciation on network equipment, including computers placed in schools, allowances for the cost of equipment replacement not covered by manufacturers' warranties, and the cost of operating our satellite communications network. The costs associated with this form of telecommunication include (1) the cost of land-based equipment, or "earth segment," such as the satellite dish, hubs, send and receive cards located inside the network servers and land-based phone service and (2) the cost of the link to and from the satellite, or "space segment." ZapMe! provides much of its earth segment to schools by purchasing satellite dishes, hubs and send/receive cards for its network servers. ZapMe! purchases space segment from GE Americom, a unit of General Electric Corporation, and from Spacenet, a wholly-owned subsidiary of Gilat Satellite Networks, pursuant to fixed price agreements. Commencing July 1999, Spacenet began to install and lease satellite dishes and lease receive and transmit cards as well as provide space segment under a long-term fixed-price per school contract. Cost of services varies directly with the number of schools.

    OPERATING EXPENSES. Our operating expenses consist primarily of sales and marketing, research and development and general and administrative expenses. Research and development expenses consist primarily of compensation and consulting expenses associated with the development and refinement of the ZapMe! user interface, the satellite network, content and quality assurance. To date, we have not capitalized any software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 because we believe that our process for developing software is essentially completed concurrent with the establishment of technological feasibility; as a result, all development costs have been expensed as incurred. Sales and marketing expenses consist primarily of salaries, commissions, travel expenses, advertising expenses, costs of promotional programs such as ZapPoints, trade show expenses, seminars and costs of marketing materials. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal and information technology personnel, support services, facilities costs and professional services fees.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. We recorded deferred stock compensation of approximately $6.0 million during the year ended December 31, 1998, and approximately $13.3 million during the nine months ended September 30, 1999 as a result of stock options granted during 1998 and 1999 and shares of common stock sold to officers of ZapMe! at prices below the deemed fair market value at the date of grant. Amortization of deferred stock compensation of approximately $1.1 million was recognized in 1998 and approximately $3.9 million was recognized for the nine months ended September 30, 1999. Deferred stock compensation is amortized over the vesting period of the options, generally three to four years, or the performance period for various warrants we granted using a graded vesting method. As a result, amortization of deferred stock compensation will adversely impact our operating results for the next four years.

    Future amortization expense is estimated to be approximately $2.3 million for the remaining three months of 1999, and approximately $7.0 million, $3.2 million, $1.4 million and $376,000 for 2000, 2001, 2002 and 2003, respectively.

    INCOME TAXES. There was no provision for federal or state income taxes for any period since inception due to our operating losses. At December 31, 1998, we had net operating loss carryforwards for federal income tax purposes of approximately $4.1 million which will expire beginning in fiscal year 2012 if not utilized. Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets. The net valuation allowance increased by approximately $1.6 million during the year ended December 31, 1998. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of net losses since inception and expected near-term future losses. We will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. We recorded accretion and a dividend on our redeemable convertible preferred stock of approximately $606,000 for the year ended December 31, 1998 and approximately $1.4 million for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, we have also recorded approximately $2.1 million for accretion of a liquidation preference for our convertible preferred stock, approximately $1.8 million for accretion of a guaranteed initial public offering price for our redeemable convertible preferred and $12.2 million for the difference between the $5.00 per share purchase price of our Series E convertible preferred stock and the deemed fair value based upon an initial public offering of $11.00 per share. The preferred stockholders are entitled to these amounts in the event of an initial public offering.

RESULTS OF OPERATIONS

    REVENUE. Total revenues increased to approximately $297,000 for the three months ended September 30, 1999. No revenue was reported for the three months ended September 30, 1998. Total revenues increased to approximately $444,000 for the nine months ended September 30, 1999. No revenue was reported for the nine months ended September 30, 1998. Revenue is primarily attributed to content sponsorship of our network. Three sponsors, General Electric, Gilat Satellite Networks and Toshiba accounted for substantially all of our revenue for the three months, and nine months ended September 30, 1999.

    COST OF SERVICES. Cost of services increased to approximately $1.3 million for the three months ended September 30, 1999 from approximately $22,000 for the three months ended September 30, 1998. Cost of services increased to approximately $2.5 million for the nine months ended September 30, 1999 from approximately $30,000 for the nine months ended September 30, 1998. The increase was due primarily to depreciation related to network equipment installed in more schools, space segment costs related to the increased number of installed schools and call center costs to support users at schools. We expect cost of services to continue to increase due to depreciation on network equipment and additional costs for space segment associated with the deployment of the ZapMe! network in additional schools.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to approximately $676,000 for the three months ended September 30, 1999 from approximately $319,000 for the three months ended September 30, 1998. Research and development expenses increased to approximately $1.7 million for the nine months ended September 30, 1999 from approximately $748,000 for the nine months ended September 30, 1998. The increase was due primarily to increased payroll and consulting fees. We believe that continued investment in research and development will contribute to attaining our strategic objectives and, as a result, expect research and development expenses to increase in future periods.

    SALES AND MARKETING. Sales and marketing expenses increased to approximately $1.7 million for the three months ended September 30, 1999 from $338,000 for the three months ended September 30, 1998. Sales and marketing expenses increased to approximately

$4.1 million for the nine months ended September 30, 1999 from $514,000 for the nine months ended September 30, 1998. The increase in the level of expense was due primarily to compensation associated with the increased number of sales and marketing personnel and related overhead, and increased travel costs associated with our direct selling efforts. We expect selling and marketing expenses to increase in absolute dollars in future periods as we hire additional personnel, promote our home client, and develop incentive programs to increase in-school and at home usage of the ZapMe! network.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to approximately $1.9 million for the three months ended September 30, 1999 from approximately $387,000 for the three months ended September 30, 1998. General and administrative expenses increased to approximately $3.9 million for the nine months ended September 30, 1999 from approximately $802,000 for the nine months ended September 30, 1998. The increase in the level of expenses is due primarily to increased personnel and related overhead necessary to support our increased scale of operations. We expect general and administrative expenses to increase as we expand our management and staff, incur additional costs related to expansion of our operations, and incur the additional costs associated with being a publicly-traded company.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation increased to approximately $1.8 million for the three months ended September 30, 1999 from approximately $274,000 for three months ended September 30, 1998. Amortization of deferred stock compensation increased to approximately $4.3 million for the nine months ended September 30, 1999 from approximately $274,000 for nine months ended September 30, 1998. The deferred stock compensation is amortized over the vesting period of the related options using a graded vesting method.

    OTHER AND INTEREST INCOME (EXPENSE), NET. Other income and interest income (expense), net increased to approximately $397,000 for the three months ended September 30, 1999 from approximately $(12,000) for the three months ended September 30, 1998. Other income and interest income (expense), net increased to approximately $426,000 for the nine months ended September 30, 1999 from approximately $(47,000) for the nine months ended September 30, 1998. The increase is due to a $350,000 arbitration settlement and an increase in interest income on cash balances derived primarily from proceeds from the sale of preferred stock offset by interest expense on capital leases.

    Our revenue, operating expenses and operating results may vary significantly from quarter to quarter. The fluctuations may be due to a number of factors, many of which are beyond our control. These factors include:

    - the rate of expansion of our network through deployment into additional schools;

    -   the rate of usage of our network in schools and at home;

    - our ability to generate and sustain significant levels of sponsorship revenue;

    - fluctuations in the use of our network and in demand for our products and services related to the school calendar, including vacations and holidays;

    -   the burden of lease payment obligations;

    - government action to regulate or otherwise restrict our access to schools;

    -   our ability to manage costs, including personnel costs; and

    - costs relating to possible acquisitions and integration of technologies or businesses.

    Due to all of the foregoing factors, our quarterly revenue and operating results are difficult to forecast, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically satisfied our cash requirements primarily through the private placement of preferred stock and lease and debt financing. On October 25, 1999, we closed our underwritten initial public offering and a concurrent offering of our Common Stock, which resulted in the net proceeds of approximately $97.1 million

    Net cash used in operating activities increased to approximately $9.1 million for the nine months ended September 30, 1999 from approximately $1.8 million for the nine months ended September 30, 1998. In each period, cash used by operating activities was primarily a result of the net losses for such period offset by amortization deferred stock compensation.

    Net cash used in investing activities increased to approximately $9.8 million for the nine months ended September 30, 1999 from approximately $579,000 for the nine months ended September 30, 1998. The uses in each period resulted from the acquisition of capital assets, primarily leased computer equipment installed in schools and our office, as well as notes receivable from stockholders in the current period.

    Cash provided by financing activities increased to approximately $41.4 million for the nine months ended September 30, 1999 from $3.8 million for the nine months ended September 30, 1998. In each period, the cash provided by financing activities resulted primarily from the issuance of capital stock in private placements.

    Capital lease obligations incurred increased to approximately $12.0 million for the nine months ended September 30, 1999. Lease financing was used primarily to acquire and install computer equipment in schools.

    In June 1999, we entered into an agreement whereby a minimum number of school sites would be established and maintained for a fixed monthly fee for a minimum of three years. In the event the Company fails to establish the minimum number of sites within three months, an unordered minimum site fee would be assessed per site until the site was installed. In September 1999, the agreement was amended and the fixed monthly fee on the minimum number of sites was increased, which increased the maximum obligation on installed sites to approximately $60.6 million.

     In August 1999, we issued 2,030,000 shares of our Series E preferred stock at $5.00 per share, with gross proceeds of approximately $10.2 million. The $5.00 share price does not necessarily represent fair value of the preferred stock issued. We recorded approximately $12.2 million as an increase to the Series E preferred stock to reflect an estimated fair value of $11.00 per share.

    Our deferred revenue balance includes deferred revenue attributable to billings in advance of earnings on content sponsorship activities. We record an account receivable and deferred revenue upon billing for sponsorships. We recognize revenue ratably over the period the sponsorship is acknowledged on the network.

    Our agreements with school districts do not require that we incur capital expenditures. However, we anticipate incurring substantial capital expenditures in connection with our expansion of our school network. Subject to the availability of cash or other capital financing arrangements, we expect that capital expenditures for 1999 for school network equipment will be approximately $40.0 million. We estimate that this level of expenditure will enable us to install approximately 1,200 schools during 1999. Under our agreements with school districts, as of November 30, 1999, we are permitted to install ZapMe! labs in over 6,000 schools. Such expenditures are expected to be made pursuant to cancelable purchase orders when made. Although we have no material commitments other than our capital equipment and facilities leases and cancelable commitments to purchase school network equipment in the ordinary course, we anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future related to expansion of our network, including increasing research and development spending, increasing our sales and marketing operations, developing supporting business and technical infrastructures, improving our operational and financial systems and broadening our user support capabilities. Such operating expenses will be a material use of our cash resources.

    We believe that our available cash resources and amounts available under financing facilities will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next twelve months.

    We may need to raise additional funds in order to support more rapid expansion, develop new vertical markets, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated developments. We may seek to raise additional funds through private or public sales of securities, strategic financial and business relationships, bank debt, lease financing, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage of ZapMe! owned by existing stockholders will be reduced, stockholders may experience additional dilution, and these equity securities may have rights, preferences, or privileges senior to those of the holders of ZapMe!'s common stock. Additional financing may not be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy or enhance our network and Netspace, take advantage of future opportunities, or respond to competitive pressures or unanticipated developments, which could severely harm our business.

YEAR 2000 READINESS DISCLOSURE

    Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

    OUR STATE OF READINESS

    We are engaged in an ongoing assessment of the Year 2000 readiness of all our relevant operating, financial and administrative systems, including the hardware and software that support our information technology ("IT") and non-IT systems. Our assessment plan consists of:

    - quality assurance testing of our internally developed proprietary software;

    - contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our network services to our users;

    -   contacting vendors of third-party systems;

    - assessing repair and replacement requirements and implementing appropriate procedures; and

    -   creating contingency plans in the event of Year 2000 failures.

    We have reviewed our Year 2000 readiness and developed a plan for verifying the proper operation of our internally developed software. Although our Year 2000 readiness assessment will not be totally complete until December 1999, we have by now received readiness assurances from nearly all of our vendors. Most of the vendors have indicated that they are Year 2000 compliant. In the few cases where a vendor has indicated that it is not Year 2000 compliant, we have determined that any possible resulting problems are small and the costs of remediation, if any, are small. In addition, the transition from year 1999 to year 2000 was simulated for our material IT and non-IT systems to test our system readiness. These simulations revealed no notable Year 2000 issues.

    All of our third party hardware and software vendors for critical systems have provided written statements to us or have posted them to their public web sites, indicating that they are Year 2000 compliant. We read the assurances and the documentation backing up those assurances that third parties have provided regarding their Year 2000 compliance. We then evaluated the assurances and documentation against our experience and knowledge to determine the credibility of the third party's assurances that it is Year 2000 compliant. If we determined that the third party assurances were not adequate, which has to date not occurred, then we would make additional requests for assurances and documentation and do our own testing of the third party's product. Our review of the internal systems of third parties with whom we have material relationships is ongoing.

    COSTS TO ADDRESS YEAR 2000 ISSUES

    We do not separately account for Year 2000 related expenses but estimate that our expenses incurred to date to address Year 2000 issues have not been material and, although we have not completed our assessment of our Year 2000 readiness, we do not expect to incur expenses in excess of $100,000 in connection with any required future remediation efforts. Such costs, if higher than anticipated, could adversely impact our operating results.

    RISKS ASSOCIATED WITH YEAR 2000 ISSUES

    We are not currently aware of any Year 2000 compliance problems relating to our network applications or our IT or non-IT systems that would have a material adverse effect on our business, results of operations and financial condition, notwithstanding efforts to detect and correct such problems. However:

    - we may discover Year 2000 compliance problems in our network and other software that will require substantial revisions or replacements;

    - there can be no assurance that third-party hardware or software incorporated into our material IT and material non-IT systems will not need to be revised or replaced, which could be time consuming and expensive; and

    - the failure to adequately address Year 2000 compliance issues in our IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and bring about litigation, which could be costly to defend.

    Any such worst-case scenario, if not quickly remedied, could result in lost revenues, increased expenses and business interruptions, which could have a material adverse effect on our business, results of operations and financial condition.

    In addition, we cannot guarantee that Internet access companies, governmental agencies, utility companies, third-party service providers and others not within our control will be Year 2000 compliant. The failure of such entities to be Year 2000 compliant could result in a failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could prevent us from operating our network.

    CONTINGENCY PLAN

    Because our needs for hardware and software continually change, we are engaged in an ongoing Year 2000 compliance assessment. We have not identified any significant non-compliance issues with our products that have not already been corrected. However, the results obtained from our ongoing effort will be considered in determining the need for and the extent of any contingency plan which, if required, will be implemented by December 31, 1999. The cost of developing and implementing such a plan could be material.

    The information set forth above and elsewhere in this prospectus relating to Year 2000 issues constitute "Year 2000 Readiness Disclosures," as such term is defined by the Year 2000 Information and Readiness Disclosure Act of 1998, enacted October 19, 1998 (Public Law 105-271, 112 Stat. 2386).

CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

    ZapMe! operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

WE HAVE AN UNPROVEN BUSINESS MODEL AND A LIMITED OPERATING HISTORY WHICH MAKES AN EVALUATION OF OUR BUSINESS DIFFICULT.

    Because we were incorporated in June 1997 and only launched our network in June 1998, we have a limited operating history on which investors can base an evaluation of our business and prospects. Our revenue and income potential are unproven and our business model is unique, constantly evolves and will continue to evolve. We only recently began generating revenue from sponsorships and to date we have not generated any material revenue from e-commerce or network services. We have limited insight into trends that may emerge and affect our business.

    An investor in our common stock must carefully consider the risks and difficulties frequently encountered by companies in an early stage of development, as well as the risks we face due to our participation in a new and rapidly evolving market. Our business strategy may not be successful and we may not successfully overcome these risks.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES AND SIGNIFICANT INCREASES IN OUR OPERATING EXPENSES FOR THE FORESEEABLE FUTURE.

    We incurred net losses of approximately $21.4 million for the period of inception through September 30, 1999. These losses resulted primarily from costs related to developing the ZapMe! network, deploying the ZapMe! network to schools and developing content and features for the ZapMe! network. We have not achieved profitability. We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth in our revenues from our sponsors, e-commerce offerings and network services and on the level of our expenses. We intend to increase our operating expenses substantially as we:

    - increase the number of users of our network through the deployment of our network to additional schools;

    - increase our network usage through marketing activities and the addition of new features; and

    - increase our general and administrative functions to support our growing operations.

    As a result, we expect that our operating expenses will increase significantly for the foreseeable future. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, it is possible that we will never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we may be unable to continue our operations.

WE EXPECT OUR QUARTERLY FINANCIAL RESULTS TO FLUCTUATE AND OUR EARLY STAGE OF DEVELOPMENT LIMITS OUR ABILITY TO PREDICT REVENUES AND EXPENSES PRECISELY

    Our quarterly and annual operating results have varied in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that might cause quarterly fluctuations in our operating results include the factors described in the subheadings below. To respond to these and other factors, we may need to make business decisions that could impact our quarterly operating results. Most of our expenses, such as lease payment obligations, employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below our expectations we could not proportionately reduce our operating expenses for that quarter. Therefore, this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter. Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and should not be viewed as indicators of our future performance. In addition, during future periods our quarterly or annual operating results may fail to meet the expectations of securities analysts or investors. In this case the trading price of our common stock would likely decrease.

OUR METHODS OF GENERATING REVENUES ARE NEW AND LARGELY UNTESTED AND IF WE ARE UNABLE TO ESTABLISH AND CONTINUE TO GENERATE MULTIPLE REVENUE STREAMS OUR FUTURE REVENUE GROWTH WILL SUFFER

    The success of our business will depend on our ability to generate revenue. We have only recently begun to generate revenue, and because our methods of generating revenue are new and largely untested we may generate lower revenues than we expect. Further, if we are unable to generate multiple new sources of revenue, our future revenue growth will suffer. We initially expect to receive the majority of our revenue from:

    -   sponsorships;

    -   e-commerce; and

    -   network services, including marketing and profit sharing fees.

    From inception through September 30, 1999, we generated approximately 90% of our revenue from sponsorships. Although we expect to generate a portion of our future revenue through e-commerce, we have not generated any material e-commerce revenue through September 30, 1999. As a result, our expected primary methods of generating revenue are relatively new to us and largely untested.

    We expect that revenue from sponsorships will make up a significant amount of our revenue for the foreseeable future, although we may never achieve significant sponsorship revenue. If Internet and online advertising do not continue to grow, or if sponsorship on the ZapMe! network does not achieve market acceptance, our revenues generated from sponsorships will be lower than expected, and may be insufficient to support our business model.

     The success of our e-commerce initiative depends on our users being willing to engage in commerce over our network and more generally upon the adoption of the Internet as a medium for commerce by a broad base of customers and our users. If this market fails to develop or develops more slowly than expected, or if our e-commerce services do not achieve market acceptance, our revenue generated from e-commerce will be lower than expected.

    In the future, we expect to generate revenue through network services. For example, we have entered into an agreement with a strategic partner who will use the ZapMe! labs after school hours and, in return, will pay us a portion of its revenue or profits. We anticipate entering into other arrangements like this one; however, if we are unable to structure such arrangements, if they develop more slowly then expected, or if our partners are unable or unwilling to make full and effective use of our ZapMe! labs and network, our revenue generated from network services will be lower then expected.

OUR BUSINESS AND FUTURE REVENUE GROWTH WILL SUFFER IF WE FAIL TO RETAIN AND GROW OUR USER BASE, GENERATE FREQUENT AND RECURRING USAGE BY OUR USERS, OR DEMONSTRATE THAT OUR USERS ARE ACTUALLY USING OUR SERVICE

    The success of our business will depend on our ability to add users and demonstrate to sponsors that our users are using the ZapMe! network on a regular basis. Our ability to grow our user base depends largely on our ability to deploy our network to additional schools and extend our network to home users. If we are unable to rapidly deploy our network to a large number of additional schools, we will not be able to grow our core school user base, and our ability to generate revenue and implement our strategy will be severely limited. Our ability to grow our user base also depends on our success with the development and implementation of programs designed to help schools encourage their students to register.

    We must also encourage our users to use our service regularly and for long periods of time. We have developed programs and features to encourage this type of use of our network; however, these programs could fail, in whole or in part. There are also a variety of reasons why our users might not continue to regularly use our service. Some users may dislike our dynamic billboard, which is always present. Users may find that our features and content are not sufficiently compelling to continue regular use, or may turn to other Internet providers for such services, such as email. A number of our users may not actively use our service for periods of time. If we are not able to demonstrate to our sponsors that we have an active and growing user base, sponsors may choose not to enter into sponsorship agreements with us and our revenue generated from sponsorships would suffer.

WE RELY HEAVILY ON OUR KEY PARTNERS AND IF THEY TERMINATE THEIR STRATEGIC ALLIANCES WITH US OR IF THE ARRANGEMENT FAILS TO MEET OUR OBJECTIVES WE MAY EXPERIENCE DIFFICULTY OR DELAYS IN INSTALLING AND MAINTAINING OUR NETWORK AND OUR REVENUE GROWTH MAY SUFFER

    Our current strategic alliance relationships include: Yahoo!, Ask Jeeves, Dell, Gilat and Spacenet, Microsoft, New Sub Services, School Specialty, Sylvan, Toshiba and Xerox. We rely heavily on our strategic alliance relationships. These agreements involve many aspects of our business and in some cases include the sale of equity securities to these companies. These types of arrangements are complex and will require a great deal of effort to operate successfully. As a result, there are many risks related to these arrangements, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangement to meet the parties' objectives. If we fail to maintain these relationships, or if our partners do not perform to our expectations, our ability to deploy our network to additional schools, the performance of our network, and our ability to generate revenues may all be harmed. Specific examples of these strategic alliance relationships include: (1) our agreements with Sylvan relating to the use of our network and labs outside of school hours, (2) our agreement with Dell relating to the acquisition and integration of our computer lab equipment, and (3) our agreements with Spacenet relating to the installation of our network and labs as well as the operation of our network.

WE ARE DEPENDENT ON THIRD PARTIES TO DEPLOY OUR NETWORK TO SCHOOLS AND SUPPORT IT ONCE INSTALLED

    We plan to rapidly deploy our network to additional schools across the country. We have used, and plan to continue to use, third parties such as Gilat and Spacenet, and Inacom, to install and support the ZapMe! network in each school. In the past we have experienced difficulties resulting from the failure of former third party integrators to manage successfully a wide-scale deployment into a school environment. Such failures resulted in delays in the scheduled deployment of our network to additional schools. We have recently entered into relationships with nationally recognized parties to install software on the computers, to install the ZapMe! lab in each school site and to serve as the general contractor to oversee the installation process. However, these parties may not be able to install schools on a wide scale according to our schedule. While we do not currently anticipate additional changes of our third party installers, any further changes would cause delays in the deployment of the ZapMe! network and any inability to install schools according to our plan could limit or eliminate revenue generated from sponsorships, e-commerce and network services. Further, if we do need to hire substitute or additional third party installers of our network we cannot assure you that we will be able to do so on terms as favorable as our current arrangements, or at all, which could result in higher installation costs to us as well as potential delays in our deployment.

    We also rely on third parties to provide the majority of support necessary to maintain the ZapMe! network and labs once installed. Any inability to maintain or delays to the maintenance of this equipment would lead to lower revenue generated from sponsorship and network services.

OUR DEPENDENCE ON SHORT-TERM SPONSORSHIP CONTRACTS EXPOSES US TO GREATER PRESSURE ON OUR SPONSORSHIP PRICES AND ALLOWS SPONSORS TO QUICKLY CEASE THEIR SPONSORSHIPS

    A substantial portion of our sponsorship revenue is and will continue to be derived from short-term contracts. Consequently, we may not be able to command higher prices typically associated with more comprehensive arrangements. Further, many of our sponsors will be able to cease advertising on our network quickly and without penalty, thereby increasing our exposure to competitive pressures. Our current sponsors may not continue to purchase advertisements and we may not be able to secure new contracts from existing or future sponsors at attractive rates or at all.

    WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM A SMALL NUMBER OF SPONSORS AND OUR REVENUE MAY DECLINE SIGNIFICANTLY IF ANY MAJOR SPONSOR CANCELS OR DELAYS A PURCHASE

    A small number of sponsors account for a significant portion of our revenue, and we anticipate that this trend will continue. For example, in the near-term we expect to derive a substantial portion of our revenue from an agreement with Sylvan, and anticipate that this agreement will continue to account for a meaningful percentage of our revenue through December 31, 2003, when it expires. Three sponsors, GE, Toshiba and Gilat, accounted for approximately 90% of our revenue during the nine months ended September 30, 1999. Our revenue from sponsorships will not increase if we are unable to renew our material agreements, replace such agreements with similar agreements with new sponsors, or sufficiently diversify our sponsor base so that we do not rely on a small number of sponsors for a significant portion of our revenue.

OUR VARIED SALES CYCLES COULD HARM OUR RESULTS OF OPERATIONS IF FORECASTED SALES ARE DELAYED OR DO NOT OCCUR

    The length of time between the date of initial contact with a potential sponsor and the execution of a contract with the potential sponsor varies significantly and depends on the nature of the arrangement. Furthermore, contracting with potential sponsors is subject to delays over which we have little or no control, including:
    - potential sponsors' adoption of the ZapMe! network, which is an entirely new advertising medium, as an acceptable use of advertising budgets;
    -   potential sponsors' budgetary constraints;
    -   potential sponsors' internal acceptance reviews; and
    -   the possibility of cancellation or delay of projects by sponsors.

    During any given sales cycle, we may expend substantial funds and management resources and yet not obtain sponsorship revenue. Our results of operations for a particular period may suffer if sales to sponsors forecasted in a particular period are delayed or do not otherwise occur.

OPPOSITION TO OUR NETWORK, ADVERTISING IN SCHOOLS AND UNRESTRICTED INTERNET ACCESS MAY LEAD TO NEGATIVE PUBLICITY, REGULATORY CONTROL, LEGAL ACTION, BOYCOTTS OR OTHER ACTIONS THAT COULD HARM OUR BUSINESS

    We expect to generate a significant portion of our revenue from sponsorships purchased by marketers interested in addressing our student population across the ZapMe! network in schools. This business model may prove controversial and lead to negative publicity as well as action by the government or private interests to restrict or stop our network. To date, some third parties that oppose corporate advertising in schools, as well as sponsorships on the ZapMe! network, have engaged in publicity campaigns to deter sponsors from dealing with the companies engaging in advertising or sponsorship activities and have sought legislation to curb this practice. In particular, California recently enacted a law that imposes additional procedural requirements before local public school boards can enter into contracts involving advertising in schools. In particular, starting in the year 2000, California public school boards must (a) notice a public hearing and make certain findings regarding the importance and affordability of a covered product or service, such as the ZapMe! network, before entering into new contracts and (b) give parents the right to opt in writing that their children not participate. This law could delay deployment of the ZapMe! network and reduce student participation in California. Similar or more restrictive legislation is possible in other states and at the local and federal levels. Anti-school-advertising groups have had some successes in the past seeking regulation and boycotts of companies that advertise in schools, such as Channel One, a wholly owned subsidiary of Primedia, Inc. Moreover, any new restriction, law or regulation pertaining to online media, sponsorships or e-commerce in schools, or the application or interpretation of existing laws, could decrease the demand for our service, increase our cost of doing business or otherwise have a negative impact on our business.

    The Internet is the subject of an increasing number of laws and regulations. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. In addition, these new laws have not yet been interpreted by the courts, and consequently their applicability and reach are not defined. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership, copyright, defamation, obscenity and personal privacy is uncertain and developing. We may be subject to claims that our services violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could impose significant restrictions, requirements or additional costs on our business, require us to change our operating methods, or subject us to additional liabilities and cause the price of our common stock to decline.

WE ARE DEPENDENT ON OUR NETWORK INFRASTRUCTURE, AND IN PARTICULAR ON SATELLITES AND SATELLITE TRANSMISSION TECHNOLOGY, AND ANY FAILURE OF OUR NETWORK WOULD HARM OUR OPERATIONS

    Our business plan calls for rapidly deploying our network to many additional schools. Our network infrastructure may not be able to support the demands this growth places on it and its performance and reliability may decline. We have experienced and may in the future experience interruptions in service as a result of outages and other delays occurring throughout our network infrastructure. If these outages or delays occur frequently in the future, use of our network could grow more slowly or decline.

    Our network operations center and our communications and other computer hardware are also subject to disruptions which are beyond our control and for which we may not have adequate insurance. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage our communications hardware and other network operations.

    Each school installed with the ZapMe! network is connected to our network through a satellite link. The complete or partial loss of the satellite used to transmit data to schools could affect the performance of our network. Our network currently uses a single satellite. Orbiting satellites are subject to the risk of failing prematurely due to mechanical failure, a collision with objects in space or an inability to maintain proper orbit. Any such loss of the use of the satellite could prevent us from delivering our services. This interruption in services would continue until either a new substitute satellite is placed into orbit, or until our services were moved to a different satellite. Moving to an alternate satellite would require us to redirect all of the satellite dishes in our network which is a very time consuming and expensive process. The loss of a satellite could also result in increased costs of using satellites. We are dependent on transmissions from the satellite to our customer sites, and these transmissions may be interrupted or experience other difficulty, which could result in service interruptions and delays in our network. In addition, the use of the satellite to provide transmissions to our customers requires a direct line of sight between the satellite and the receiver at the school and is subject to distance and rain attenuation. In markets which experience heavy rainfall we may need to use greater power to maintain transmission quality. Such changes may require Federal Communications Commission, or FCC, approval which may not be granted.

WE MAY BE SUBJECT TO THIRD PARTY ABUSES OF OUR NETWORK, SUCH AS "SPAM" OR "HACKING," WHICH COULD LEAD TO INTERRUPTIONS IN OUR SERVICE AND OTHER ADVERSE CONSEQUENCES WHICH COULD BE EXPENSIVE TO FIX, SUBJECT US TO LIABILITY OR RESULT IN LOWER USE OF OUR NETWORK THAN WE EXPECT

    The future success of our business depends on the security of our network. Computer viruses or problems caused by our users or other third parties, such as the sending of excessive volumes of unsolicited bulk email or "spam," could lead to interruptions, delays, or cessation in service to our users. In addition, the sending of "spam" through our network could result in third parties asserting claims against us. We may not prevail in such claims and our failure to do so could result in large judgments which would harm our business. Users or other third parties could also potentially jeopardize the security of confidential information stored in our computer systems by their inappropriate use of the Internet, including "hacking," which could cause losses to us or our users or deter persons from using our services. Users or third parties may also potentially expose us to liability by "identity theft," or posing as another

ZapMe! user. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in our computer systems and those of our users.

    We expect that our users will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security. Users or others may assert claims of liability against us as a result of any failure by us to prevent these network malfunctions and security breaches, and may deter others from using our services, which could cause our business prospects to suffer. Although we intend to continue using industry-standard security measures, such measures have been circumvented in the past, and we cannot assure you that these measures will not be circumvented in the future. In addition, to alleviate problems caused by computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or cease service to our users, which could severely harm our business.

WE ARE DEPENDENT ON OUR LEASED SATELLITE BANDWIDTH AND IF SUCH LEASES WERE TERMINATED OR OTHERWISE UNAVAILABLE TO US WE COULD BE SUBJECTED TO SIGNIFICANT ADDITIONAL COSTS OR RESTRICTIONS ON OUR BUSINESS

    We currently lease satellite bandwidth from GE Americom and Spacenet. If, for any reason, the leases were to be terminated, we might not be able to renegotiate new leases with GE Americom or Spacenet or another satellite provider on favorable terms, if at all.

    The satellite industry is a highly regulated industry. In the United States, operation and use of satellites requires licenses from the FCC. As a lessee of satellite space, we could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, any of which may modify the present regulatory environment in the United States. While we believe that our satellite access providers will be able to obtain all U.S. licenses and authorizations necessary to operate effectively, they may not continue to be successful in doing so. Our failure to indirectly obtain some or all necessary licenses or approvals could impose significant additional costs and restrictions on our business, require us to change our operating methods, or result in our no longer being able to provide our service to affected users.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY AGAINST OUR CURRENT AND POTENTIAL COMPETITORS THEN WE MAY LOSE USERS TO OTHER SERVICES WHICH COULD RESULT IN LOWER USAGE OF OUR NETWORK AS WELL AS LOWER THAN EXPECTED REVENUES

    The market for the ZapMe! network is new and rapidly evolving, and we expect competition in and around this market to intensify in the future. While we do not believe any of our competitors currently offer the functionality offered by the ZapMe! network, we face competition from a number of companies who provide services and functionality similar to portions of our network, who market products and services to a similar base of users, or both, and who could in the future seek to compete more directly with us. In this light, we believe our current and potential competitors (and potential partners) include America Online and Channel One, as well as Disney and Hughes Electronics.

    Many of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their products and services. Many of these competitors offer a wider range of products and services than we do. These products and services may attract users to our competitors' sites and, consequently, result in lower usage of our network.

SCHOOLS MAY USE ALTERNATIVE MEANS TO ACQUIRE COMPUTERS AND INTERNET ACCESS, WHICH COULD REDUCE OUR POTENTIAL USER BASE AND MAY LEAD TO LOWER THAN EXPECTED REVENUES

    An immediate attraction of deploying our network is free access to computers and the Internet. However, for a variety of reasons, schools may decide to use other methods to acquire computers and Internet access. If schools decide to use means other than deployment of our network, it will limit our user base, and consequently we will have lower than expected revenues from sponsorships, e-commerce and network services. Aside from purchasing the computers and Internet access from already existing budgets or from donations from parents or other members of the community, some other methods of acquiring computer equipment and Internet access that schools may turn to include the government subsidized E-Rate and various free computer equipment and Internet access companies and offerings.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN
NEEDED

    We expect to use the net proceeds of our initial public offering primarily for general corporate purposes, including expanding our sales and marketing activities, continuing investments in technology and product development and other capital expenditures, as well as working capital and other corporate expenses, including the funding of net losses from operations. We believe that such proceeds, together with our existing capital resources, will be sufficient to meet our cash requirements for at least the next twelve months. However, our cash requirements are large, and depend on several factors, including cash outflows due to lease obligations, the rate of expansion of our installed school base, the availability of equipment leases on competitive terms, our success in generating revenues, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.

    If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy our network, develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

WE ARE DEPENDENT ON THE CONTINUED GROWTH IN USE AND POPULARITY OF OUR NETWORK AND THE INTERNET BY OUR USERS AND OUR ABILITY TO SUCCESSFULLY ANTICIPATE THE FREQUENTLY CHANGING TASTES OF OUR USERS

    Our business is unlikely to be successful if the popularity of the Internet and related media in school as an educational tool and among students in general does not continue to increase. Even if the popularity of the Internet and related media does increase, the success of our network in particular depends on our ability to anticipate and keep current with the frequently changing tastes of our users, primarily students age 13-19. Any failure on our part to successfully anticipate, identify or react to changes in styles, trends or preferences of our users would lead to reduced interest in and use of the ZapMe! network and therefore limit opportunities for sponsorship sales as well as e-commerce. Moreover, the ZapMe! brand could be eroded by misjudgments in service offerings or a failure to keep our content current with the evolving preferences of our audience.

SEASONAL AND CYCLICAL PATTERNS MAY AFFECT OUR REVENUE AND RESULTS OF OPERATIONS

    We believe that in-school advertising and e-commerce sales will be lower during the Summer, in late December and early January and during other school holiday periods when most users of the ZapMe! network will be on vacation and away from school. In addition, advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If our market makes the transition from an emerging to a more developed market, these traditional seasonal and cyclical patterns may develop in the future. These patterns would exacerbate seasonality to which we are subject by further reducing advertising revenues in the first and third calendar quarter of each year. Seasonal and cyclical patterns in online advertising and e-commerce in general may also affect our revenue. Because our operating history is so limited, it is difficult for us to accurately predict these trends and plan accordingly. Since our operating expenses are based on future revenue performance, it is possible that seasonal fluctuations could materially and adversely affect our revenue and results of operations.

OUR NETWORK IS NEW AND WE MAY NEED TO DEVELOP TOOLS TO ATTRACT SPONSORS AND PARTNERS

    It is important to our sponsors that we accurately measure the user base demographics and sponsorship delivery on our network. We are currently implementing systems designed to leverage known non-identifying demographic data about our users, including age, gender, and location identified by zip code, in such a way as to permit sponsors to address their intended market segment. This effort may be complicated by the remote nature of the ZapMe! labs in which this information is generated and recorded before being transmitted back to our network operations center. If we fail to implement these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users. Sponsors may choose not to advertise on our network or may pay less for sponsorships if they perceive our measurements to be unreliable.

    No standard measurement currently exists to determine the effectiveness or market reach of the advertising that is available on our network. We may need to develop standard measurements in order to support and promote our network as a significant advertising medium. If such standards do not develop, it could be difficult to attract sponsors and sponsorship revenue.

OUR EFFORTS TO DEVELOP WIDESPREAD BRAND RECOGNITION ARE LIKELY TO BE EXPENSIVE AND MAY FAIL

    The development of our brand is important to our future success. If we fail to develop sufficient brand recognition, our ability to attract advertising and sponsorship revenue may be impaired, and our revenue will suffer. In order to build our brand awareness we must succeed in our brand marketing efforts, deliver features and services that are engaging to our users, provide high-quality content and increase user traffic to the ZapMe! network. These efforts have required, and will continue to require, significant expenses. We cannot assure you that we will be successful in developing our brand.

WE MAY BE LIABLE OR INCUR ADDITIONAL COSTS FOR OUR USE OR DISTRIBUTION OF OUR USERS' INFORMATION

    We could be subject to liability claims for misuses of information collected from our users, such as for unauthorized marketing purposes, and will face additional expenses to analyze and comply with increasing regulation in this area. In addition, the Federal Trade Commission, or FTC, is in the process of issuing final regulations governing collection of personal information from children under 13, has submitted proposals to the Internet industry regarding the rights and safety of children using the Internet, and is expected to issue additional regulations in this area. We are sensitive to the impetus for these regulations, and accordingly, we currently collect only non-personally identifying information during user registration, including age, gender, and location by zip code. We use this non-personal information internally to determine how to improve our service, applications and features and to focus our advertisements and communications. We also use this information externally on an aggregated, non-individually identifiable basis to provide our sponsors with the demographics of our user base and response rate to their media. We may in the future collect names and other personal information for users over 13 in connection with contests and other promotions, but will not distribute this information externally, and may sell our user information on an aggregated, non-individual basis. We could incur additional expenses, or be required to alter, or eliminate, various current practices if new regulations regarding the use or distribution of personal and other information collected online are introduced or if our privacy practices are investigated.

WE MAY BE SUBJECT TO LIABILITY FOR PRODUCTS SOLD THROUGH OUR NETWORK

    To date, we have had very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. However, we plan to develop a range of e-commerce opportunities. Consumers may sue us if any of the products that we sell online are defective, fail to perform properly or injure the user. Liability claims resulting from our sale of products could require us to spend significant time and money in litigation or to pay significant damages.

WE MAY BE SUBJECT TO LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER OUR NETWORK

    We may be subject to claims relating to content that is published on or downloaded from the ZapMe! network. We also could be subject to liability for content that is accessible from our network through links to other web sites or that is posted by members in chat rooms or bulletin boards. Although we carry general liability insurance, our insurance may not cover potential claims of this type, such as defamation or trademark infringement, or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. In addition, any claims like this, with or without merit, could require us to change our network in a manner that could be less attractive to our customers and would result in the diversion of our financial resources and management personnel.

WE MAY NOT BE ABLE TO DELIVER VARIOUS SERVICES IF THIRD PARTIES FAIL TO PROVIDE RELIABLE SOFTWARE, SYSTEMS AND RELATED SERVICES TO US

    All of our advertisements are served using software licensed from NetGravity. While there is other software available, it would substantially disrupt our business in the near term to switch to another provider. As such, we are reliant on NetGravity and its software. If NetGravity's software fails to perform as expected, or if we are not able to renew such agreement or license or internally develop similar software in the future, we may not be able to effectively display advertisements to our users. In such event, our revenue from sponsorships would likely suffer. On October 26, 1999, DoubleClick, an Internet advertising provider, acquired NetGravity in a stock-for-stock transaction. Although we have experienced no change in our relationship, we can not predict how the accquisition will affect our relationship with DoubleClick in the future.

    In addition we are dependent on various third parties for other software, systems and related services. Several of the third parties that provide software and services to us have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, our ability to deliver various services to our users may suffer due to the failure of these third parties to provide reliable software, systems and related services to us.

THE INABILITY TO OBTAIN KEY SOFTWARE FROM THIRD PARTIES MAY HARM OUR BUSINESS

    We rely on software licensed from third parties, including applications that are integrated with internally developed software and used in our products. Most notably, we license remote management software and Windows NT. These third-party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our products. Our business could be seriously harmed if we cannot maintain existing third-party technology licenses or enter into licenses for other existing or future technologies needed for our products.

OUR SUCCESS DEPENDS UPON THE SUCCESSFUL DEVELOPMENT OF NEW SERVICES AND FEATURES IN THE FACE OF RAPIDLY EVOLVING TECHNOLOGY

    Our market is characterized by rapidly changing technologies, frequent new service introductions and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance, features and reliability of our network. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new features, content or network services. In addition, our new enhancements must meet the requirements of our current and prospective users and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructures to adapt to these changes.

FAILURE TO MANAGE THE GROWTH OF OUR OPERATIONS COULD HARM OUR BUSINESS AND STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES

    We have rapidly and significantly expanded our operations. We anticipate that further significant expansion will be required to grow our user base if we are to be successful in implementing our business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would suffer. During 1998, we increased the number of employees from 12 to 45, and during the first nine months of 1999, we added 70 additional employees. This expansion is placing a significant strain on our managerial, operational and financial resources. Most of our existing senior management personnel, including Rick Inatome, our Chief Executive Officer and President, Don Kingsborough, our Senior Vice President, Sales and Marketing, William S. Burwell, our Chief Information Officer and Bob Rudy, our Vice President of Operations, joined us within the last nine months. Some other key managerial, technical and operations personnel have not yet been fully integrated. To manage the expected growth of our operations and personnel, we will be required to:
    - improve existing and implement new operational, financial and management controls, reporting systems and procedures;

    -   install new management information systems; and

    - train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

THE LOSS OF KEY PERSONNEL MAY HURT OUR ABILITY TO OPERATE OUR BUSINESS
EFFECTIVELY

    Our success depends to a significant degree upon the continued contributions of the principal members of our sales, engineering and management departments, many of whom perform important management functions and would be difficult to replace. Specifically, we believe that our future success is highly dependent on our senior management, and in particular on Lance Mortensen, our Chairman, and Rick Inatome, our Chief Executive Officer. We do not have employment contracts with our key personnel. The loss of the services of any key personnel, particularly senior management, could seriously harm our business.

IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES

    We have recently hired and anticipate continuing to hire additional engineering, sales, marketing, e-commerce, customer support and accounting personnel. We may not be able to attract and retain the necessary personnel to accomplish our business objectives, and we may experience constraints that will adversely affect our ability to deploy the ZapMe! network in a timely fashion or to support our users and operations. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process.

WE ARE CURRENTLY IN ARBITRATION WITH ONE OF OUR FORMER OFFICERS, WHICH IF RESOLVED AGAINST US COULD RESULT IN OUR OBLIGATION TO PAY LARGE DAMAGES OR ACCELERATED VESTING OF THE OFFICER'S ZAPME! STOCK

    We filed a demand for arbitration with our former President and Director, Frank J. Vigil, related to his employment at and departure from ZapMe!. Mr. Vigil filed a response to our demand and a counterclaim. We cannot assure you that we will prevail in this arbitration, and any decision against us could result in an obligation to pay some or all of the damages Mr. Vigil has sought in his counterclaim. These damages could be substantial. Notably, under the terms of his employment agreement and related agreements, Mr. Vigil was permitted to purchase 1.35 million shares of common stock of ZapMe!. Some of those shares were subject to a right of repurchase by ZapMe! at the time of Mr. Vigil's separation from ZapMe!. Mr. Vigil may claim that, under the terms of his employment agreement, the closing of this offering could result in the cancellation of the right of repurchase and the full vesting of his stock. A decision against us with regard to the validity of the employment contract and related agreements could therefore result in the complete vesting of Mr. Vigil's stock.

WE COULD BE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE UPON THE VESTING OF A WARRANT

    As part of our agreement with Sylvan, we issued a warrant to purchase 150,000 shares of our common stock at $5.00 per share. This warrant becomes exercisable if Sylvan meets a specified milestone by December 31, 2003.
ZapMe! recorded deferred stock compensation of approximately $1.2 million during the nine months ended September 30, 1999. The amount was computed using the Black-Scholes option valuation model, and will be remeasured at each measurement date. ZapMe! could be required to record additional significant non-cash accounting expense based on the value of the warrant during the life of the warrant. The value of the warrant at each measurement date will depend on the value of our common stock at that time.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS AND RESULT IN INCREASED DEBT AND ASSUMPTION OF CONTINGENT LIABILITIES

    As part of our business strategy, we expect to review acquisition prospects that would complement our current product offerings, augment our market coverage, enhance our technical capabilities, or otherwise offer growth opportunities. While we have no current agreements or negotiations underway with respect to any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could:

    - issue equity securities which would dilute current stockholders' percentage ownership;

    -   incur substantial debt; or

    -   assume contingent liabilities.

    Such actions by us could have a detrimental effect on our results of operations and/or the price of our common stock. Acquisitions also entail numerous risks, including:

    - difficulties in assimilating acquired operations, technologies, products or personnel;

    - unanticipated costs associated with the acquisition that could materially adversely affect our results of operations;

    - negative effects on our reported results of operations from acquisition related charges and of amortization of acquired technology and other intangibles;

    -   diversion of management's attention from other business concerns;

    - adverse effects on existing business relationships with suppliers and customers;

    - risks of entering markets in which we have no or limited prior experience; and

    -   potential loss of key employees of acquired organizations.

    - Possible infringement of intellectual property rights could harm our business

    We seek to protect our intellectual property and to respect the intellectual property rights of others. To protect our own intellectual property, we rely on U.S. and international law regarding copyright, patents, trademarks and trade secrets as well as confidentiality agreements with employees, consultants, contractors and business partners. We cannot guarantee that we will succeed in obtaining, registering, policing or defeating challenges to our intellectual property rights, or that we will avoid claims that we are infringing the rights of others.

    Despite our efforts to protect our intellectual property, we may be unsuccessful in doing so. We may be unable to obtain patents or register trademarks for a variety of reasons, including a mistaken belief that these items are eligible for intellectual property protection or that we are the entity entitled to this protection, if any. Our copyrights and trade secrets may similarly turn out to be ineligible for legal protection. In addition, parties may attempt to disclose, obtain or use its proprietary information despite, or in the absence of, a confidentiality agreement. Some foreign countries do not protect intellectual property rights to the same extent as the United States, and intellectual property law in the United States is still uncertain and evolving as applied to Internet-related industries. The status of domain names and the regulatory bodies in charge of them is also unsettled. Any inability to register or otherwise protect our intellectual property rights could seriously harm our business since it could enable competitors to copy important features on our network.

    Furthermore, third parties may assert intellectual property infringement claims against ZapMe!. These claims, possibly including those from companies from which we license key technology for its operations, could result in significant liability, the inability to use key rights and technologies, and the invalidation of our own proprietary rights. In addition, regardless of the outcome, any litigation could be time-consuming, expensive, and distracting of management's time and attention.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities which are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 1999 or December 31, 1998, would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

                                    PART II.

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On July 7, 1999, we filed a demand for arbitration with our Former President and Director, Frank J. Vigil, related to his employment at and departure from ZapMe!. We assert that ZapMe! was induced by Mr. Vigil's fraudulent representations to enter into an employment agreement with him. We seek the rescission of the employment agreement, as well as the return of all benefits received by Mr. Vigil under the agreement, and costs and fees associated with the arbitration.

    On July 26, 1999, Mr. Vigil filed a response to our demand and a counterclaim. Mr. Vigil denied the allegations contained in our demand. Mr. Vigil's counterclaim alleges breach of contract, breach of implied covenant of good faith and fair dealing, fraud in the inducement of contract, intentional misrepresentation, defamation, and violations of the California Labor Code, all related to the circumstances of his employment at and departure from ZapMe!

    Each party to the arbitration has asserted various defenses to the claims and counterclaims. We cannot provide any assurance that we will prevail in this arbitration, and any decision against us could result in an obligation to pay some or all of the damages Mr. Vigil has sought in his counterclaim. These damages could be substantial. Notably, under the terms of his employment agreement and related agreements, Mr. Vigil was permitted to purchase 1.35 million shares of common stock of ZapMe!. Some of those shares were subject to a right of repurchase by ZapMe! at the time of Mr. Vigil's separation from ZapMe!. Mr. Vigil may claim that, under the terms of his employment agreement, the closing of our offering of Common Stock in October 1999 resulted in the cancellation of the right of repurchase and the full vesting of his stock. A decision against us with regard to the validity of the employment contract and related agreements could therefore result in the complete vesting of Mr. Vigil's stock.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a)     Not applicable

    (b)     Not applicable

    (c) The sales of the securities listed below were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

        (i) During the period from July 1, 1999 through September 30, 1999, the Company granted options to purchase an aggregate of 369,750 shares of common stock to an aggregate of 41 directors, officers, employees and consultants pursuant to the Company's 1999 Stock Option Plan (the "Option Plan").

        (ii) During the period from July 1, 1999 through September 30, 1999, options to purchase an aggregate of 14,499 shares of common stock were exercised by an aggregate of two directors, officers, employees and consultants pursuant to the Option Plan.

        (iii) In August 1999, the Company sold and issued an aggregate of 2,030,000 shares of Series E preferred stock at a price of $5.00 per share to certain investors. Each share of Series E preferred stock converted into approximately 1.017 shares of common stock upon the closing of our initial public offering in October 1999.

        (iv) In September 1999, The Company sold and issued and aggregate of 1,300,000 shares of common stock at a price of $5.00 per share to certain directors of the Company under Restricted Stock Purchase Agreements.

        (d) On October 20, 1999, we commenced our underwritten initial public offering of 9,000,000 shares of common stock at $11.00 per share and a concurrent offering of 488,753 shares of common stock, at $10.23 per share, pursuant to a registration statement (No. 333-84557) (the "Initial Registration Statement") and a related registration statement (333-89367) filed pursuant to Rule 462(b) of the Securities Act. The Initial Registration Statement was declared effective by the Securities and Exchange Commission on October 19, 1999. The offering has been terminated and all shares were sold. The managing underwriters for the underwritten initial public offering were Merrill Lynch & Co., Deutsche Bank Securities Inc., Thomas Weisel Partners LLC and Wit Capital Corporation. Proceeds to the Company from the offering (after deducting underwriting fees) were approximately $97.1 million. In addition, we incurred approximately $1.6 million for expenses related to the initial public offering.
            To date, none of the net offering proceeds have been used. All net proceeds were invested in short-term financial instruments.
            No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fiscal quarter ended September 30, 1999, we solicited written consent from our stockholders to approve (a) our reincorporation from California to Delaware, including approval of certain changes to our certificate of incorporation and bylaws in connection with our initial public offering; (b) the amendment and restatement of our 1998 Stock Plan; (c) the adoption of our 1999 Employee Stock Purchase Plan; and (d) our indemnification agreements with our current and future officers and directors. We also solicited written consent from those stockholders who are parties to the fourth amended and restated investor rights agreement (the "Investor Rights Agreement") to waive the registration rights and right of first refusal described in the Investor Rights Agreement.

    Each written consent and each matter contained therein was approved by a majority of our stockholders and classes of securities entitled to vote on each matter.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

    a)      Exhibits

        10.25 Restricted Stock Purchase Agreement dated September 13, 1999 by and between the Company and Rick Inatome.

        10.26 Restricted Stock Purchase Agreement dated September 13, 1999 by and between the Company and Lance Mortensen.

        27.1 Financial Data Schedule

    b)      Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ZAPME! CORPORATION
                                            (Registrant)

                                            By: /s/ Rick Inatome
                                                -------------------------------
                                                PRESIDENTS AND CHIEF EXECUTIVE
                                                OFFICER (PRINCIPAL EXECUTIVE
                                                OFFICER)

                                            By: /s/ Robert Stoffregen
                                                -------------------------------
                                                CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

Date: December 3, 1999

                                  EXHIBIT INDEX


       EXHIBIT
         NO.         DESCRIPTION
      --------  ----------------------
        10.25   Restricted Stock Purchase Agreement dated September 13, 1999 by and between the Company and Rick Inatome.
        10.26   Restricted Stock Purchase Agreement dated September 13, 1999 by and between the Company and Lance Mortensen.
         27.1   Financial Data Schedule.