Form 10-K
period 1999-12-31
ZAPME CORP
filed 2000-03-31
CIK 1084561

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

 /X/      Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
              For the Fiscal Year Ended DECEMBER 31, 1999

 / /    Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                   For the Transition Period From to

                      COMMISSION FILE NUMBER: 000-1084561

                            ------------------------

                               ZAPME! CORPORATION
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                     91-1836242
    (State or other jurisdiction of                      (I.R.S. Employer
   of Incorporation or Organization)                   Identification No.)

                       3000 EXECUTIVE PARKWAY, SUITE 150
                          SAN RAMON, CALIFORNIA 94583
                                 (925) 543-0300

   (Address of principal executive office, including ZIP Code, and telephone number)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 10, 2000, there were 44,017,139 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 10, 2000) was approximately $153,755,479. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement to be mailed to stockholders in connection with its 2000 annual meeting of stockholders scheduled to be held on May 25, 2000, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    ZapMe! has built and is expanding the country's largest broadband Internet Media Network specializing in education. ZapMe!'s solution utilizes "always on" satellite technology which delivers the latest technology tools and educational resources at no cost to schools. We believe that by providing PCs, software, installation, support and broadband connectivity to the Internet, we will help bridge the digital divide and provide students of all social and economic backgrounds access to the technology and information that are critical in today's knowledge-based economy.

    Our turnkey technology solution provides several benefits to each school that participates in the ZapMe! network. Each school typically receives from 5 to 15 high-end, multimedia PCs with 17-inch monitors, a satellite-ready computer server, a laser printer, and broadband access to the Internet. In addition, we offer a proprietary, easy-to-use interface (the ZapMe! Netspace) that provides access to over 13,000 pre-selected and indexed third-party educational Internet sites and other aggregated content and services as well as applications such as Microsoft Word, Excel and Powerpoint. Features of the ZapMe! Netspace include various educational and communication tools such as discussion boards and e-mail.

    The ZapMe! network makes education more engaging by providing a rich, interactive media computer experience and facilitates greater parental involvement in schools by enabling electronic communication among parents and teachers. In addition, the ZapMe! network provides students, parents, teachers and administrators access to Internet-based educational content, cost-effective school e-commerce solutions and school fundraising opportunities. In connection with many of these core activities, the ZapMe! network has established strategic alliances with a wide range of companies, including Ask Jeeves, Classroom Connect, Dell, Gilat Satellite Networks (and its subsidiary, Spacenet), Inacom, Microsoft, New Sub Services, School Specialty, Sylvan Learning Systems, Toshiba, Xerox, and Yahoo! to further enhance the educational experience. In addition, we plan to enter into new alliances to enhance our technology, gain access to compelling educational content, add new features and functionality, and generate sponsorship and e-commerce revenues.

    Funding for the development, installation and maintenance of the ZapMe! network is provided by a variety of corporate sponsorships and e-commerce relationships. We expect to derive additional revenue from partners and other sources from after-school use of ZapMe! labs and participation in fundraising activities. In particular, we will receive additional revenues from Sylvan, which has committed to sharing a percentage of its profits resulting from joint activities on the ZapMe! network. Sponsors have the opportunity to underwrite content, public service messages, and messages appropriate for ZapMe! network users, including students aged 13-19, teachers, parents and administrators.

    As of December 31, 1999, we had deployed ZapMe! labs to approximately 1,250 schools in 45 states. Total student enrollment in schools with deployed ZapMe! labs was over 1 million, each of whom has access to a ZapMe! user account. Additionally, over 600 districts had approved and signed our three-year agreement that permits us to install ZapMe! labs in over 3,200 additional schools.

RECENT DEVELOPMENTS

    ZapMe! recently began operations of r)Star Networks, Inc., a wholly-owned subsidiary of ZapMe! Corporation. r)Star will develop and provide new specialized, broadband Internet Media Networks for enterprise organizations, healthcare, higher education, entertainment and hospitality markets. The subsidiary will sell ZapMe!'s excess bandwidth, not currently used after school hours, to industries seeking affordable nationwide broadband access. Lance Mortensen, founder and former CEO of

ZapMe!, has been appointed President of r)Star. He will remain as Chairman of the Board of Directors of ZapMe!

THE ZAPME! NETWORK

    ZapMe!'s broadband Internet Media Network offers significant benefits to our users--students, parents, teachers, administrators-- and our sponsors.

    WHAT ZAPME! OFFERS TO SCHOOLS. We offer a turnkey technology solution for schools by providing each school with a complete broadband interactive network with the following components:

    - Hardware. A school typically receives from 5 to 15 high-end, multimedia PCs with 17-inch monitors, satellite communications hardware, and a laser printer, as well as access to broadband Internet connectivity through the ZapMe! Netspace, our proprietary, easy-to-use interface that provides access to over 13,000 Internet sites of third-party independent content providers that we identify, review and index for easy reference, and other aggregated content and services.

    - Broadband Connectivity. Our network incorporates broadband Internet connectivity over a satellite delivery system. This design permits us to simultaneously multicast data, including audio and full motion video to schools. The speed afforded by broadband satellite-delivery allows ZapMe! to provide our users fast access to graphic-oriented Internet content and new bandwidth-intensive multimedia applications.

    - Software. The ZapMe! school network incorporates two categories of software: the ZapMe! Netspace and third-party software that is accessed directly through the ZapMe! Netspace. The ZapMe! Netspace is a proprietary, easy-to-use interface that uses standard Web browser commands and currently runs on top of Internet Explorer 4.0 and Windows NT. Microsoft Office applications such as Word, Excel and PowerPoint are also available directly through the ZapMe! Netspace.

    - Installation. To enable rapid and reliable deployment, we have agreements with third-parties to provide complete network installation services. These agreements provide for site inspection, installation and testing of both the satellite dish, which is typically installed on the roof of the school, and the balance of the computer lab, which is typically installed in a library or dedicated computer room. We believe that these relationships with third parties enable us to provide high-quality, nationwide service, and to reach and sustain a much higher deployment scale than if we were to undertake all installation services ourselves. We currently rely on Spacenet, Xerox and Inacom for the majority of our installation needs.

    - Customer Service and Technical Support. We have developed a comprehensive approach for managing all customer service and technical support issues, intended to ensure that every interaction a user has with ZapMe! is a positive experience. Participating schools, therefore, are not required to have a dedicated network administrator. Specifically, we have established a four-level escalation process, which is balanced between a national call center partner and internal ZapMe! technical support representatives. Level 1 and level 2 are handled through our national call center partner, while more complex problems are routed to our own technical personnel. We believe that we have developed customer support metrics which are directly correlated to the customer satisfaction experience. We manage both our national call center partner and ourselves to achieve high standards for customer support.

    - Teacher Training. We provide on-site training designed for both teachers and administrators, including systems administration, Internet fundamentals, and applications. This training will be delivered through a variety of media, including broadcast, computer-based, online and face-to-face channels.

    WHAT ZAPME! RECEIVES FROM SCHOOLS. In order to have a ZapMe! lab installed at a school, the school board must approve and sign a standard three-year agreement with us. This agreement commits each school that receives a ZapMe! lab to use each PC an average of four hours per school day. Each school must also provide related items such as power, a dedicated phone line, lab space and insurance for the equipment. The standard agreement allows ZapMe! or its partners to access the lab during non-school hours. As part of its agreement with participating schools, ZapMe! may send home with students software that includes a home version of the ZapMe! Netspace.

    WHAT ZAPME! OFFERS TO USERS. The ZapMe! network provides our users with a rich, interactive media experience that is easy to use, makes education more engaging and connects the school to the home. We believe that we have designed the ZapMe! Netspace with attractive features, content and functionality, that students, parents, teachers and administrators will use in school home. The following features are currently available in our Netspace:

    - ZapMail-TM-. With this standard feature, ZapMe! users can send electronic mail to students, friends, teachers, and others. Because ZapMail-TM- is accessible through the Internet, students can use ZapMail-TM- to take their schoolwork home. Students can create and save documents at school then access them at home, on vacation or wherever they can connect to the Internet.

    - Message Boards. These message centers, which can be customized by class or topic, allow students to collaborate with peers and teachers, regardless of geographic location. Message boards are valuable tools for asynchronous discussions and collaboration between students and teachers. Message boards also enable teachers to build a stronger community, and are vehicles for students to become more involved in extracurricular activities.

    - ZapSearch-TM-. This feature allows users to find what they want on the ZapMe! network or the Internet.

    - My Tools. The ZapMe! network allows students to launch software applications, including Microsoft Office programs, directly through the browser.

    WHAT ZAPME! OFFERS TO SPONSORS. We believe that ZapMe! offers an appealing opportunity for sponsors because it provides the following:

    - an audience of students aged 13-19 who may not otherwise have access to the Internet, especially at school;

    - our community window, which displays sponsorship, public interest and other messages. This feature, which is integrated into our browser, is superior to typical banner windows. Its larger size and our network's broadband capabilities allow the broadcast of a rich-media interactive experience, including audio and full-motion video;

    - ability to interact with users, conduct product trials, recruit online, provide product feedback and support product launches;

    - access to a quarterly take-home CD-ROM that sponsors can use to explain their programs or services; and

    - opportunity to underwrite public service messages that serve the local and national community.

STRATEGIC ALLIANCES

    We have entered into and will continue to enter into strategic alliances to capitalize on our infrastructure, improve our technology, gain access to compelling content, add new features and functionality, and generate sponsorship and e-commerce revenues. We may also expand our revenue opportunities through alliances with technology providers, providers of educational goods and services, online service and content providers, commerce providers and advertisers. ZapMe!'s current strategic alliances include:

    ASK JEEVES. ZapMe! has a co-branding agreement with Ask Jeeves, Inc. The co-branded site gives students and teachers a useful tool for finding and mining the information they need directly from the ZapMe! Netspace.

    CLASSROOM CONNECT. Classroom Connect and ZapMe! have created a co-branded version of Classroom Connect's QUEST education Internet adventures, optimized for the ZapMe! network. We have been a sponsor of AsiaQuest and also feature selected Classroom Connect products and services such as Internet training and professional development courses for teachers to purchase through the ZapMe! Netspace.

    DELL COMPUTER CORPORATION. Dell is a sponsor of the ZapMe! network and a principal supplier of hardware for our labs. ZapMe! is installing Dell equipment, including PCs, and high-end servers in schools across the country. Dell is a stockholder of ZapMe!.

    GILAT SATELLITE NETWORKS. Gilat supplies our satellite uplink equipment and satellite receiver cards for each school installation. Gilat's wholly-owned subsidiary, Spacenet, provides us with our satellite space segment. Spacenet is also our primary contractor for the network installation process. Gilat is a stockholder of ZapMe!.

    INACOM. Inacom serves as a principal installation agent for ZapMe!. Inacom and ZapMe! have also jointly developed e-commerce products and product bundles tailored for school audiences.

    MICROSOFT. Through an agreement with Microsoft, ZapMe! provides Microsoft's Word, Excel and PowerPoint programs to the in-school users of our network. Microsoft's operating system products are the backbone of our network.

    NEW SUB SERVICES. We are currently planning to launch a network-based, Internet-delivered program for safe, effective deployment of school fundraising activities with New Sub Services, the world's largest provider of magazine subscriptions.

    SCHOOL SPECIALTY. ZapMe! and School Specialty, the largest supplier of non-textbook education products to educators in the U.S., have teamed up to offer e-commerce opportunities to schools, teachers and administrators. School Specialty intends to offer a range of school supplies over the ZapMe! Netspace for convenient ordering through the network.

    SYLVAN LEARNING SYSTEMS. We have entered into an agreement with Sylvan that permits Sylvan to offer educational programs and services in ZapMe! labs when not in use. In exchange, Sylvan pays us a percentage of the net profit it generates from those programs and services. Sylvan has also made an equity investment in ZapMe!. Mr. Douglas Becker, Co-CEO of Sylvan, is a member of ZapMe!'s Board of Directors. Rick Inatome, our President and CEO, is a member of Sylvan's Board of Directors.

    TOSHIBA. Toshiba is a sponsor of the ZapMe! network and a principal supplier of hardware for our labs. ZapMe! is installing Toshiba equipment, including PCs and high end servers in schools across the country.

    XEROX. Xerox is a sponsor of our network and a principal supplier of laser printers for our labs.

    YAHOO!, INC. ZapMe! and Yahoo! have developed co-branded pages that showcase content and navigational features from both companies. The co-branded "ZapMe! My Yahoo!" is a customizable home page displayed when students and teachers log-in to the ZapMe! Netspace.

SPONSORSHIP

    We intend to fund the continued deployment of the ZapMe! network through a variety of corporate sponsorships, e-commerce relationships, and network services. Participating sponsors have the opportunity to participate in content sponsorships appropriate for ZapMe! network users, including students aged 13-19, parents, teachers and administrators. Corporate and product sponsors scheduled for the 1999-2000 school year include: Arizona Jeans, Dell, General Electric, Kodak, Sylvan, Toshiba, Universal Studios, the U.S. Army, the U.S. Navy, Xerox, and the Youth Anti Smoking Initiative. This list of scheduled sponsors reflects the variety of different industries which might sponsor the ZapMe! network. As of December 31, 1999, we received proceeds of at least $30,000 from each of the listed sponsors for the 1999-2000 school year; however, we cannot determine in advance the exact amount of the sponsorship revenue, and furthermore our contracts with these sponsors may allow them to quickly terminate their sponsorship on our network. Please see "Risk Factors/Our dependence on short-term sponsorship contracts exposes us to greater pressure on our sponsorship prices and allows sponsors to quickly cease their sponsorships," on page 22 for more information on risks posed by our dependence on short-term sponsorship contracts.

    Our sponsorship arrangements often differ from traditional banner advertising in that they are designed to achieve broad marketing objectives such as brand promotion. We believe the dynamic nature of our network will allow us to design sponsorship programs that serve the specific goals of sponsors, including the delivery of a rich, interactive media experience. In addition, we have developed educationally appropriate content to support the marketing and e-commerce initiatives of sponsors. As a result of our sponsorship strategy, we believe that ZapMe! will be able to command effective sponsorship rates significantly higher than the industry average.

SALES AND MARKETING

    As of December 31, 1999, ZapMe! had a direct sales organization consisting of six sales professionals with an average of 11 years of experience, all of whom were hired in 1999. We intend to hire additional qualified sales professionals in the future. Our sales organization consults regularly with sponsors on design and placement of advertising, provides customers with advertising management analysis and focuses on providing a high level of customer satisfaction. We generally seek to hire individuals who possess experience in obtaining sponsorships and preexisting relationships with potential sponsors in a variety of media. In addition to our sponsorship sales organization, we have six internal and four dedicated external sales professionals focused on introducing ZapMe! to school districts who are candidates to join the ZapMe! network.

    We intend to employ a variety of methods to promote the ZapMe! brand and to increase network usage by users. These include in-school promotions such as technology incentive programs co-branded with partners, home CD-ROM co-marketing campaigns and school fundraising. In the 1999-2000 school year, ZapMe! has expanded and will continue to expand current programs and incentives to encourage network usage. In addition, ZapMe! engages in an ongoing public relations campaign which includes speaking engagements, conference participation and press tour activities. Our marketing department, which consists of seven professionals, works in conjunction with our creative services department.

COMPETITION

    The market for the ZapMe! network is new and rapidly evolving, and we expect competition in and around our market to intensify in the future. We are not aware of any competitor that currently offers or is planning to offer a broadband interactive network for schools at minimal or no cost. However, we face competition from a number of companies which provide services and functionality similar to portions of the ZapMe! network, market products and services to a similar base of users, or both. For example:

    - America Online provides both Internet access as well as its own content. It also markets to a user base similar to ours with its AOL@School section that derives its revenue from advertising. America Online has substantial content and a popular user interface. In addition, America Online can leverage its log-in based network to identify the demographics of its user base.

    - Channel One owns and operates an advertising-supported educational television service for secondary school students in the U.S. It airs 12 minutes of news and current events each school day via satellite, generating revenues from 2 minutes of advertising included in the program. We may compete with Channel One for sponsors seeking to reach the same audience.

    - Helius Inc. offers schools a Helius E-Rate Bundle which includes the Helius Satellite Router, a mini satellite dish and the recurring access service, as well as the Virtual Technican(SM) remote support, all Helius Bundle set-up and recurring costs. Schools who purchase the Helius Bundle qualify for the FCC-funded "E-rate" (see below). Helius does not provide content.

    - Family Education Network, bigchalk.com, and Lightspan offer a wide variety of Internet content and tools that market to a user base similar to ours. They own or have access to content and have experience in marketing to a user base similar to ours.

    - E-rate. The Education-rate initiative, commonly referred to as "E-rate," is a government sponsored program under which schools can qualify for discounts on a wide variety of networking products, telecommunications services and Internet access. The discount ranges from 20%-90% depending upon whether the school is in an urban or rural area and the economic status of the students. Passed as part of the 1996 Telecommunications Act, the E-rate is an extension of the Universal Service Fund, originally designed to make telephone service ubiquitous in the United States. The FCC moved to fund the E-rate program at $2.25 billion for the period from July 1, 1999 to June 30, 2000, the maximum level under its regulations. Schools may choose to utilize the E-rate and purchase their computer and network equipment and Internet access themselves, rather than using the ZapMe! network.

    We believe that our greatest potential competitive threat is posed not by a single company, but a combination of one or more companies which each addresses different parts of our business model. Many of our competitors have significantly greater financial, technical, marketing and distribution resources than we do. Our competitors may engage in more extensive research and development, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, partners, sponsors and e-commerce merchants. Our competitors may develop services that are equal or superior to ours or that achieve greater market acceptance. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of sponsors and businesses engaged in e-commerce. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Competition could reduce our revenues and otherwise harm our business. We therefore believe that we must rapidly deploy our network in order to achieve a leadership position relative to potential competitors or imitators. In addition, we believe that our success in competing with other potential competitors or imitators will depend on various factors, many of which are outside of our control. These factors include:

    - The quality of our network content;

    - The speed and reliability of our network;

    - The ease of use of our user interface;

    - The timing and market acceptance of new and enhanced services and features; and

    - The sales and marketing efforts by us and our competitors.

    We believe that with respect to each of these factors, we compare favorably to other companies addressing the educational market.

INTELLECTUAL PROPERTY

    We seek to protect our intellectual property through a combination of U.S. and international law regarding copyright, patents, trademarks and trade secrets as well as confidentiality agreements with employees, consultants, contractors and business partners. We currently have ten patent applications on file with the United States Patent and Trademark Office and are in the process of preparing one additional continuation of an existing application. The proprietary technologies for which ZapMe! is pursuing patents include those allowing ZapMe! to:

    - correlate user's preferences and access privileges with a user name so that the user's experience is consistent regardless of what computer he or she uses;

    - allow a user to keep track of and move between the windows he or she has open more effectively by providing a window management system designed specifically for Internet use;

    - dynamically assign and change the affinity points applicable to particular actions on the ZapMe! Netspace in order to encourage use of particular features at different times;

    - transmit sponsor messages and other content via satellite to local school computers for distribution to the appropriate ZapMe! users;

    - simultaneously monitor system usage across multiple ZapMe! computers for diagnostic purposes;

    - manage e-mail and other communications remotely; and

    - multicast information efficiently over ZapMe!'s satellite network.

    In addition, we have registered "ZapMe!" in Japan, Mexico and Taiwan and have applied to register ZapMe! and other trademarks in the United States and in a number of foreign countries. We have given copyright and trademark notices on our Netspace and many other copyrightable or trademarked materials by affixing a standard copyright and/or trademark notice in the appropriate places. We have taken further steps to protect our trademarks by developing trademark brand guidelines which we have included in agreements with business partners who we have licensed to display the ZapMe! brands in a co-branded environment. ZapMe! controls access to our trade secrets and proprietary information by entering into confidentiality agreements with its employees, consultants, contractors and actual and potential business partners. We currently own several Internet domain names based upon the ZapMe! brands and services, including "www.zapme.com," from which we run our corporate web site.

EMPLOYEES

    As of December 31, 1999, we had 146 employees. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that employee relations are good.

    ZapMe! believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and we cannot guarantee that we will be able to identify, attract and retain such personnel in the future.

    Our executive officers and their ages are as follows:

NAME                                          AGE                       POSITION
----                                        --------                    --------
Lance Mortensen...........................     47      Chairman of the Board
Rick Inatome..............................     46      Chief Executive Officer, President and
                                                       Director
Robert Kimberly Gaynor....................     55      Executive Vice President, Chief Management
                                                       Officer
Bruce Bower...............................     38      Senior Vice President, Business and
                                                       Corporate Development, Secretary
William S. Burwell........................     52      Chief Information Officer
Robert J. Edwards.........................     48      Vice President, Chief Financial Officer
John Flynn................................     34      General Counsel, Vice President of
                                                       Government Affairs, and Assistant
                                                       Secretary
Donald Kingsborough.......................     53      Senior Vice President, Sales and Marketing
David Lundberg............................     41      Chief Technical Officer
Philip Wise...............................     46      Senior Vice President, Strategic Alliances
                                                       and Deployment

    MR. MORTENSEN is a founder of ZapMe! Corporation and has been our Chairman since our inception. Mr. Mortensen began the planning and preliminary organization of ZapMe! in 1996, and incorporated us in June 1997. Prior to founding ZapMe!, Mr. Mortensen was Chief Executive Officer of Monterey Pasta Company, a food service company, from January 1993 to October 1995. From 1981 to 1992, he was President of Morweg Construction Company, a California residential construction company.

    MR. INATOME, our Chief Executive Officer, President and one of our directors, joined us in September 1999. From July 1993 to September 1999,
Mr. Inatome was Chairman of the Board of Inacom, a technology services firm. Mr. Inatome currently serves on the Board of Directors of Sylvan Learning Systems, Inc., RL Polk, Saturn Electronics, AAA, and Atlantic Premium Brands.

    MR. GAYNOR joined us in December 1999 as Executive Vice President and Chief Management Officer. Mr. Gaynor comes to us from FCB Worldwide, the largest advertising agency in the United States, created by a merger between Foote, Cone & Belding and key offices of Bozell Worldwide where he served as Executive Vice President and head of the DaimlerChrysler account team in the United States and Mexico from January 1987 to March 2000. Prior to FCB Worldwide, Mr. Gaynor was a principal and served as Executive Vice President of GSD&M, an Austin, Texas-based advertising firm. He also served as Senior Vice President of Client Services at McCann-Erickson in Houston and Vice President of Foote, Cone & Belding Los Angeles.

    MR. BOWER joined us in November 1998 as General Counsel, Vice President of Business Development and Secretary. From December 1999 to present, Mr. Bower served as Senior Vice President of Corporate and Business Development, and Secretary of the Company. Prior to joining us, Mr. Bower was a founder and principal of i-80 Ventures, an investment and consulting firm, from November 1997 to November 1998. Mr. Bower was the principal of Bower Consulting Group from April 1997 to November 1998. From March 1995 to March 1997, he served as Executive Vice President, Business Development and General Counsel of YES! Entertainment Corporation, a children's product and entertainment company. From November 1989 to March 1995, Mr. Bower was an associate with Wilson Sonsini Goodrich & Rosati, a law firm.

    MR. BURWELL has been our Chief Information Officer since September 1999. Prior to joining us, Mr. Burwell worked for EDS, a computer services firm, from 1974 to September 1999 in numerous capacities, most recently as President of Consumer Technology Services.

    MR. EDWARDS joined us in March 2000 as Vice President and Chief Financial Officer. Mr. Edwards comes to us from A Sport, Inc., a diversified sporting goods manufacturer serving the school age market, where he was Chairman and Chief Executive Officer from 1994 to 1999. Prior to A Sport, Inc., Mr. Edwards served as Senior Vice President, Corporate Development and Planning at K2 Inc., a leading branded consumer products manufacturer, from 1986 to 1994. He also served as Vice President, Finance & Administration for Thorn EMI Screen Entertainment from 1985 to 1986.

    MR. FLYNN joined us in May 1999 as Associate General Counsel, Director of Government Affairs. From February 2000 to present, Mr. Flynn served as General Counsel, Vice President of Government Affairs and Assistant Secretary of the Company. Mr. Flynn came to us from Munger, Tolles & Olson, a law firm where he represented and counseled primarily high-tech and university clients on Internet, intellectual property, complex litigation and employment matters. His experience includes serving as a law clerk to Judge Edward R. Becker on U.S. Court of Appeals for the Third Circuit and Justice Byron R. White and Justice John Paul Stevens on the U.S. Supreme Court.

    MR. KINGSBOROUGH joined us in April 1999 as Senior Vice President, Sales and Marketing. From July 1998 to April 1999, Mr. Kingsborough provided consulting services. Mr. Kingsborough served as the Chief Executive Officer of YES! Entertainment Corporation, a children's product and entertainment company, from December 1992 to July 1998. YES! Entertainment Corporation filed a petition pursuant to Chapter 11 of the Bankruptcy Code in February 1999.
Mr. Kingsborough serves on the Board of Directors of Game Trader, Inc., a wholesaler of new and used video games and a publicly traded company.

    MR. LUNDBERG, our Chief Technical Officer, joined us in January 1999. Before that, he was with Computer Curriculum Corporation, an educational software development company, from June 1995 to January 1999, initially as Vice President of Engineering, and then as Vice President of Internet Technology. From
December 1992 to June 1995, Mr. Lundberg was Vice President of Engineering for Kalieda Labs, a software development company.

    MR. WISE, has been our Senior Vice President of Strategic Alliances and Deployment since November 1999. Before that, he was with CompuCom Systems, Inc. ("CompuCom"), a leading provider of distributed desktop computer products and network integration services. Mr. Wise worked for CompuCom in numerous capacities, most recently as President and CEO of CompuCom's Internet-based consumer sales division, PCSave, and Executive Vice President of Operations. Mr. Wise spent 10 years overseeing product management, distribution and information systems, as well as implementing supplier-marketing programs.
Mr. Wise also founded Cyclix Engineering, a depot repair organization focusing on same day repair of PC and related peripheral equipment for OEM customers, including Gateway Inc., Dell Computer and Apple Computer Inc.

ITEM 2. PROPERTIES

    Our primary offices are located in approximately 19,359 square feet of office space in San Ramon, California, under a lease expiring in August 2002. In November and December 1999, we executed two subleases for an additional 21,611 square feet of office space at the same location. These subleases expire in October 2001 and October 2002. We expect to occupy the newly subleased space within six months. Although we will have adequate space for the 2000 fiscal year, we believe additional space will be required to accommodate anticipated increase in headcount beyond 2000.

    Our wholly-owned subsidiary, r)Star Networks, Inc. leases approximately 5,355 square feet of office space in San Jose, California. This lease was executed in October 1999 and expires September 2002.

ITEM 3. LEGAL PROCEEDINGS

    On July 7, 1999, we filed a demand with the American Arbitration Association for arbitration with our former President and Director, Frank J. Vigil, related to his employment at and departure from ZapMe!. We assert that ZapMe! was induced by Mr. Vigil's fraudulent representations to enter into an employment agreement with him. We seek the rescission of the employment agreement, as well as the return of all benefits received by Mr. Vigil under the agreement, and costs and fees associated with the arbitration.

    On July 26, 1999, Mr. Vigil filed a response to our demand and a counterclaim against ZapMe!. Mr. Vigil denied the allegations contained in our demand. Mr. Vigil's counterclaim alleges breach of contract, breach of implied covenant of good faith and fair dealing, fraud in the inducement of contract, intentional misrepresentation, defamation, and violations of the California Labor Code, all related to the circumstances of his employment at and departure from ZapMe!. Mr. Vigil seeks various damages that are set forth in "Risk Factors/We are currently in arbitration with one of our former officers...," beginning on page 29.

    ZapMe! and Mr. Vigil each asserted various defenses to the respective claims and counterclaims. We cannot assure you that we will prevail in this arbitration, and any decision against us could result in an obligation to pay some or all of the substantial monetary damages Mr. Vigil has sought in his counterclaim. Moreover, under the terms of his employment agreement and related agreements, Mr. Vigil was permitted to purchase 1.35 million shares of ZapMe!'s common stock. Some of those shares were subject to a right of repurchase by ZapMe! at the time of Mr. Vigil's separation from ZapMe!. Mr. Vigil may claim that, under the terms of his employment agreement, the closing of our initial public offering could result in the cancellation of the right of repurchase and the full vesting of his stock. A decision against us with regard to the validity of the employment contract and related agreements could therefore result in the complete vesting of Mr. Vigil's stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

    The Company's common stock has traded publicly on the Nasdaq National Market since October 20, 1999 under the symbol "IZAP." The Company's initial public offering price was $11.00 per share. Prior to the Company's initial public offering, there was no established public trading market for the common stock. The following table sets forth the range of high and low closing prices on the National Market of the common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                HIGH       LOW
                                                              --------   --------
October 20, 1999 through December 31, 1999..................   $12.94     $6.13

    On December 31, 1999 the closing price of the common stock on the Nasdaq National Market was 8 5/8. As of December 31, 1999, there were approximately 5,600 shareholders of record of the common stock.

    The Company has never paid cash dividends on its capital stock. The Company currently expects to retain its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's debt facilities contain restrictive covenants that limit its ability to pay cash dividends or make stock repurchase without the prior written consent of the lender.

INITIAL PUBLIC OFFERING

    Pursuant to a Registration Statement of Form S-1 (File No. 333-84557) filed with and declared effective by the Commission on October 19, 1999, the Company offered an aggregated of 9,000,000 shares of its Common Stock for an aggregate offering price of $99,000,000 and a concurrent offering of 488,753 shares of its Common Stock for an aggregate offering price of $4,999,943. The offering pursuant to the Form S-1 (the "IPO") commenced on or about August 5, 1999, terminated in November 1999 and all offered shares have been sold. The managing underwriters of the IPO were Merrill Lynch & Co., Deutsche Banc Alex. Brown, Thomas Weisel Partners LLC, and Wit Capital. Net of underwriters' discounts and commissions of 7% of the offering price, the Company received proceeds of $97.1 million from the IPO. Through December 31, 1999, the Company had not utilized any of the proceeds from the IPO and has invested the proceeds in short term, interest-bearing, investment-grade securities.

ITEM 6. SELECTED FINANCIAL DATA

                                            JUNE 25, 1997                    YEAR
                                             (INCEPTION)                    ENDED
                                               THROUGH       YEAR ENDED    DECEMBER
                                            DECEMBER 31,    DECEMBER 31,     31,
                                                1997            1998         1999
                                            -------------   ------------   --------
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
  Total Revenue...........................     $    --         $    --     $  2,542
  Loss from operations....................        (570)         (4,995)     (28,103)
  Net loss................................        (581)         (5,031)     (27,127)
  Net loss applicable to common
    stockholders..........................        (581)         (5,637)     (45,092)
  Net loss per share, basic and diluted...     $ (0.05)        $ (0.48)    $  (2.30)
  Shares used in calculation of net loss
    per share, basic and diluted..........      11,183          11,685       19,607

                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              1997           1998           1999
                                          ------------   ------------   ------------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents.............      $ 275         $   815       $112,714
  Restricted Cash.......................         --              --            565
  Total Current Assets..................        288           1,092        118,493
  Total Current Liabilities.............        399           2,105         23,587
  Total Liabilities.....................        861           2,374         36,879
  Total Stockholder equity (deficit)....       (512)         (2,123)       114,313
  Current Ratio.........................       0.72            0.52           5.02

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ZapMe! has built and is expanding the country's largest broadband Internet Media Network specializing in education. ZapMe!'s solution utilizes "always on" satellite technology which brings the latest technology tools and educational resources to schools at no cost to the schools. We believe that by providing PCs, software, installation, support and broadband connectivity to the Internet, we will help bridge the digital divide and provide students of all social and economic backgrounds access to the technology and information that are critical in today's knowledge-based economy.

    We commenced operations in June 1997 and began offering sponsorships through our proprietary network in December 1998. From inception through December 31, 1999, our activities primarily consisted of:

    - marketing the ZapMe! network to school districts;

    - entering into agreements with school districts for the placement of the ZapMe! network in schools;

    - developing our proprietary user interface and satellite multicasting capabilities;

    - raising capital;

    - recruiting personnel;

    - conducting research and development activities; and

    - acquiring assets to support our operations.

    Since December 1998, we have been:

    - deploying our network in schools;

    - developing our operations, technology and support capabilities;

    - forming strategic alliance relationships; and

    - continuing to invest in research and development.

    In order to achieve our strategic plan, we intend to continue to invest heavily in deploying our network, marketing and promotion, technology and operations. We purchase and lease the computer equipment we install in schools--including PCs, monitors, servers and printers--on customary terms for sales made for educational purposes from our partners, some of which are also sponsors.

    As of December 31, 1999, we had deployed ZapMe! labs to approximately 1,250 schools in 45 states. Total student enrollment in schools with deployed ZapMe! labs was over 1 million, each of whom has access to a ZapMe! user account. Additionally, over 600 districts had approved and signed our three-year agreement that permits us to install ZapMe! labs in over 3,200 additional schools.

    We have incurred net losses of approximately $32.7 million for the period of inception through December 31, 1999. We expect to incur additional losses for the foreseeable future due to the increased cost of sales and marketing, advertising and promotion, expanded network features and research and development. We expect that the size of these losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

    REVENUE. To date, ZapMe! has generated revenue primarily from content sponsorship fees paid by strategic partners. Three sponsors,--Sylvan, Gilat, and Dell--accounted for approximately 64% of our revenue in the twelve months ended December 31, 1999. Revenue from affiliated companies was 54% of total revenue in this period.

    We derive revenue from sponsorship, e-commerce, and network services. Sponsorship revenue consists of fees charged for messages delivered over our network. Revenue related to sponsorship of content on our network is generally recognized over the time periods that the sponsorship is provided unless such sponsorship is based on delivery of a minimum number of impressions, in which case revenue is recognized as the impressions are delivered. Advertising revenue is recognized in the period in which the advertisement message is displayed on the network, provided that no material obligations remain and collection of the related account receivable is reasonably certain. E-commerce revenue currently consists of referral fees and commissions on transactions facilitated through our network as well as referred transactions. Revenue from e-commerce is recognized upon notification from the contracting partner of the fact of the referral or sale upon which referral fees or commissions is due. Network services and other revenue consist of revenue from the distribution of content and products which are delivered through our network, and from educational services delivered in the ZapMe! labs such as teacher training, tutoring and other educational programs offered through a strategic alliance with Sylvan Learning Systems. Network services and other revenue is recognized in the time period in which the underlying service is delivered. Network services and other revenue also include revenue from our five-year agreement with Sylvan which provides for a sharing of revenue derived from the delivery of Sylvan programs in ZapMe! computer labs. This agreement allows Sylvan to offer student tutoring, teacher training, and other programs in the ZapMe! computer labs. Fees payable under this agreement are based on a rate for installed schools available for use by Sylvan. To date, no programs have been offered under this arrangement, and additionally no material e-commerce or network services have been delivered and no significant revenue has been recognized by ZapMe!.

    COSTS OF REVENUE. Costs of revenue consist primarily of depreciation on network equipment and computers placed in schools, allowances for the cost of equipment replacement not covered by manufacturers' warranties, and the cost of operating our satellite communications network. The costs associated with this form of telecommunication include (1) the cost of land-based equipment, or "earth segment," such as the satellite dish, hubs, send and receive cards located inside the network servers and land-based phone service and (2) the cost of the link to and from the satellite, or "space segment." ZapMe! provides much of its earth segment to schools by purchasing satellite dishes, hubs and send/ receive cards for its network servers. ZapMe! purchases space segment from GE Americom, a unit of General Electric Corporation, and from Spacenet, a wholly-owned subsidiary of Gilat Satellite Networks, pursuant to fixed price agreements. Commencing July 1999, Spacenet began to install and lease satellite dishes, receive and transmit cards as well as provide the space segment under a long-term fixed-price per school contract. Costs of revenue varies directly with the number of schools.

    OPERATING EXPENSES. Our operating expenses consist primarily of sales and marketing, research and development and general and administrative expenses. Research and development expenses consist primarily of compensation and consulting expenses associated with the development and refinement of the ZapMe! user interface, the satellite network, content and quality assurance. To date, we have not capitalized any software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 because we believe that our process for developing software is essentially completed concurrently with the establishment of technological feasibility. As a result, all development costs have been expensed as incurred. Sales and marketing expenses consist primarily of salaries, commissions, travel expenses, advertising expenses, costs of promotional programs, trade show expenses, seminars and costs of marketing materials. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal and information technology personnel, support services, facilities costs and professional services fees.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. We recorded deferred stock compensation of approximately $6.0 million during the year ended December 31, 1998, and approximately $12.8 million during the twelve months ended
December 31, 1999 as a result of stock options granted during 1998 and 1999 and shares of common stock sold to officers of ZapMe! at prices below the deemed fair market value at the date of grant. Amortization of deferred stock compensation of approximately $1.1 million was recognized in 1998 and approximately $6.0 million was recognized for the twelve months ended
December 31, 1999. Deferred stock compensation is amortized over the vesting period of the options, generally three to four years, or the performance period for various warrants we granted using a graded vesting method. As a result, amortization of deferred stock compensation will adversely impact our operating results for the next four years.

    Future amortization expense is estimated to be approximately $7.2 million, $3.2 million, $1.1 million and $107,000 for 2000, 2001, 2002 and 2003, respectively.

    INCOME TAXES. There was no provision for federal or state income taxes for any period since inception due to our operating losses. At December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $21.9 million which will expire beginning in fiscal year 2012 if not utilized. Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets. The net valuation allowance increased by approximately $8.1 million during the year ended December 31, 1999. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of net losses since inception and expected near-term future losses. We will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. We recorded accretion and a dividend on our redeemable convertible preferred stock of approximately $606,000 for the year ended December 31, 1998 and approximately $1.6 million for the twelve months ended December 31, 1999. For the twelve months ended December 31, 1999, we have also recorded approximately $2.5 million for accretion of a liquidation preference for our convertible preferred stock, approximately
$1.8 million for accretion of a guaranteed initial public offering price for our redeemable convertible preferred and $12.2 million for the difference between the $5.00 per share purchase price of our Series E convertible preferred stock and the deemed fair value based upon an initial public offering of $11.00 per share.

    We believe that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as a predictor of future performance. Our prospects must be considered in light of the risk, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties. In addition, although ZapMe! has experienced significant revenue growth recently, we may not increase or even sustain our current level of revenues or achieve profitability in the future.

RESULTS OF OPERATIONS

REVENUES

    Total revenues for the twelve months ended December 31, 1999 were $2.5 million. Because we were in the development stage in 1998, no revenues were reported in the fiscal year ended December 31, 1998. Approximately 64% of our revenue in 1999 was attributable to three content sponsors--Sylvan, Gilat, and Dell.

COSTS OF REVENUE

    Costs of revenue were $7.7 million for the twelve months ended December 31, 1999. Given the minimal network deployment level in 1998, costs of revenue in 1998 were minimal. The increase in 1999 was due primarily to depreciation of related to network equipment installed in significantly more schools, space segment costs related to the increased number of installed schools and call center costs to support the network. We expect costs of revenue to continue to increase due to higher depreciation on network equipment and additional costs for space segment associated with the ongoing deployment of the ZapMe! network in additional schools.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased to approximately $2.7 million for the twelve months ended December 31, 1999 from approximately $1.1 million for the twelve months ended December 31, 1998. The increase was due primarily to increased payroll and consulting fees as we continue to develop our bi-directional satellite capabilities. We believe that continued investment in research and development will contribute to attaining our strategic objectives and, as a result, expect research and development expenses to increase in future periods.

SALES AND MARKETING

    Sales and marketing expenses increased to approximately $7.4 million for the twelve months ended December 31, 1999 from $1.2 million for the twelve months ended December 31, 1998. The increase in the level of expense was due primarily to compensation associated with the increased number of sales and marketing personnel and related overhead, and increased travel costs associated with our direct selling efforts. We expect selling and marketing expenses to increase in absolute dollars in future periods as we hire additional personnel, promote our home client, and develop incentive programs to increase in-school and at-home usage of the ZapMe! network.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased to approximately $6.8 million for the twelve months ended December 31, 1999 from approximately $1.5 million for the twelve months ended December 31, 1998. The increase in the level of expenses is due primarily to increased personnel and related overhead necessary to support our increased scale of operations, particularly the addition of key executive staff. We expect general and administrative expenses to increase as we expand our management and staff, incur additional costs related to expansion of our operations, and incur the additional costs associated with being a publicly traded company.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

    Amortization of deferred stock compensation increased to approximately $6.1 million for the twelve months ended December 31, 1999 from approximately $1.1 million for the twelve months ended December 31, 1998. The deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method.

OTHER AND INTEREST INCOME (EXPENSE), NET

    Other income and interest income (expense), net increased to approximately $976,000 for the twelve months ended December 31, 1999 from approximately a net expense of $(36,000) for the twelve months ended December 31, 1998. The increase is due to substantially higher interest income on cash balances derived primarily from net proceeds from the Company's initial public offering in October 1999.

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

    - government action to regulate or otherwise restrict our ability to serve schools;

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

    On October 25, 1999, we closed our underwritten initial public offering and a concurrent offering of our Common Stock, which resulted in the net proceeds of approximately $95.5 million.

    Net cash used in operating activities increased to approximately
$12.0 million for the twelve months ended December 31, 1999 from approximately $2.3 million for the twelve months ended December 31, 1998. In each period, cash used by operating activities was primarily a result of the net losses for such period offset by amortization deferred stock compensation and higher accounts payable and depreciation expense.

    Net cash used in investing activities increased to approximately
$5.0 million for the twelve months ended December 31, 1999 from approximately $2.4 million for the twelve months ended December 31, 1998. The uses in each period resulted from the acquisition of capital assets, primarily leased computer equipment installed in schools and our corporate office and network operations centers.

    Cash provided by financing activities increased to approximately
$128.9 million for the twelve months ended December 31, 1999 from $5.2 million for the twelve months ended December 31, 1998. In each period, the cash provided by financing activities resulted primarily from the issuance of capital stock.

    In June 1999, we entered into an agreement whereby a minimum number of school sites would be established and maintained for a fixed monthly fee for a minimum of three years. In the event the Company fails to establish the minimum number of sites by June 30, 2000, an unordered minimum site fee would be assessed per site until the site was installed. In September 1999, the agreement was amended and the fixed monthly fee on the minimum number of sites was increased, which increased the minimum obligation on installed sites to approximately $60.6 million. This obligation represents the estimated minimum acquisition cost of equipment to be installed under this agreement.

    Our deferred revenue is attributable to billings in advance of earnings on content sponsorship activities. We record an account receivable and deferred revenue upon billing for sponsorships. We recognize revenue ratably over the period the sponsorship is delivered over our network.

    We believe that our available cash resources and amounts available under financing facilities will be sufficient to meet our expected working capital and capital expenditure requirements for the next twelve months.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is currently evaluating SAB 101 and has not completed its assessment of the impact of adoption. A change in its revenue recognition policy, if any proves necessary, resulting from SAB 101 will be reported as a change in accounting principle in the quarter ended June 30, 2000.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    INVESTORS ARE CAUTIONED THAT CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE ARE FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY, MANAGEMENT'S BELIEFS, AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. OUR ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS DUE TO FACTORS SUCH AS OUR UNPROVEN BUSINESS MODEL, LIMITED OPERATING HISTORY, ACCESS TO REQUIRED CAPITAL, AND OTHER RISK FACTORS IDENTIFIED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, ZAPME! CORPORATION UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

    ZapMe! operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

WE HAVE AN UNPROVEN BUSINESS MODEL AND A LIMITED OPERATING HISTORY.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

    We incurred net losses of approximately $32.7 million for the period of inception through December 31, 1999. These losses resulted primarily from costs related to developing the ZapMe! network, deploying the ZapMe! network to schools and developing content and features for the ZapMe! network. We have not achieved profitability. We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth in our revenues from our sponsors, e-commerce offerings and network services and on the level of our expenses. We intend to increase our operating expenses substantially as we:

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

WE EXPECT OUR QUARTERLY FINANCIAL RESULTS TO FLUCTUATE AND OUR EARLY STAGE OF DEVELOPMENT LIMITS OUR ABILITY TO PREDICT REVENUES AND EXPENSES PRECISELY.

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

OUR METHODS OF GENERATING REVENUES ARE NEW AND LARGELY UNTESTED.

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

    From inception through December 31, 1999, we generated approximately 93% of our revenue from sponsorships. Although we expect to generate a portion of our future revenue through e-commerce, we have not generated any material e-commerce revenue through December 31, 1999. As a result, our expected primary methods of generating revenue are relatively new to us and largely untested.

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

OUR BUSINESS AND FUTURE REVENUE GROWTH WILL SUFFER IF WE FAIL TO RETAIN AND GROW OUR USER BASE, GENERATE FREQUENT AND RECURRING USAGE BY OUR USERS, OR DEMONSTRATE THAT OUR USERS ARE ACTUALLY USING OUR SERVICE.

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

    We must also encourage our users to use our service regularly and for long periods of time. We have developed programs and features to encourage this type of use of our network; however, these programs could fail, in whole or in part. There are also a variety of reasons why our users might not continue to regularly use our service. Some users may dislike our community window, which is always present. Users may find that our features and content are not sufficiently compelling to continue regular use, or may turn to other Internet providers for such services, such as email. A number of our users may not actively use our service for periods of time. If we are not able to demonstrate to our sponsors that we have an active and growing user base, sponsors may choose not to enter into sponsorship agreements with us and our revenue generated from sponsorships would suffer.

WE RELY HEAVILY ON OUR KEY PARTNERS AND IF THEY TERMINATE THEIR STRATEGIC ALLIANCES WITH US OR IF THE ARRANGEMENT FAILS TO MEET OUR OBJECTIVES, WE MAY EXPERIENCE DIFFICULTY OR DELAYS IN INSTALLING AND MAINTAINING OUR NETWORK AND OUR REVENUE GROWTH MAY SUFFER.

    Our current strategic alliance relationships include: Ask Jeeves, Classroom Connect, Inacom, Dell, Gilat and Spacenet, Microsoft, New Sub Services, School Specialty, Sylvan, Toshiba, Xerox and Yahoo!. We rely heavily on our strategic alliance relationships. These agreements involve many aspects of our business and in some cases include the sale of equity securities to these companies. These types of arrangements are complex and will require a great deal of effort to operate successfully. As a result, there are many risks related to these arrangements, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangement to meet the parties' objectives. If we fail to maintain these relationships, or if our partners do not perform to our expectations, our ability to deploy our network to additional schools, the performance of our network, and our ability to generate revenues may all be harmed. Specific examples of these strategic alliance relationships include: (1) our agreements with Sylvan relating to the use of our network and labs outside of school hours,
(2) our agreement with Dell relating to the acquisition and integration of our computer lab equipment, and (3) our agreements with Spacenet relating to the installation of our network and labs as well as the operation of our network.

WE ARE DEPENDENT ON THIRD PARTIES TO DEPLOY OUR NETWORK AND SUPPORT IT ONCE INSTALLED.

    We plan to rapidly deploy our network to additional schools across the country. We have used, and plan to continue to use, third parties such as Gilat and Spacenet, and Inacom to install and support the ZapMe! network in each school. In the past we have experienced difficulties resulting from the failure of former third-party integrators to successfully manage a wide-scale deployment into a school environment. Such failures resulted in delays in the scheduled deployment of our network to additional schools. We have entered into relationships with nationally recognized parties to install software on the computers, to install the ZapMe! lab in each school site and to serve as the general contractor to oversee the installation process. However, these parties may not be able to install schools on a wide scale according to our schedule. While we do not currently anticipate additional changes of our third party installers, any further changes would cause delays in the deployment of the ZapMe! network and any inability to install schools according to our plan could limit or eliminate revenue generated from sponsorships, e-commerce and network services. Further, if we do need to hire substitute or additional third-party installers of our network we cannot assure you that we will be able to do so on terms as favorable as our current arrangements, or at all, which could result in higher installation costs to us as well as potential delays in our deployment.

    We also rely on third parties to provide the majority of support necessary to maintain the ZapMe! network and labs once installed. Any inability to maintain or delays to the maintenance of this equipment would lead to lower revenue generated from sponsorship and network services.

OUR DEPENDENCE ON SHORT-TERM SPONSORSHIP CONTRACTS EXPOSES US TO GREATER PRESSURE ON OUR SPONSORSHIP PRICES AND ALLOWS SPONSORS TO QUICKLY CEASE THEIR SPONSORSHIPS.

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

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM A SMALL NUMBER OF SPONSORS AND OUR REVENUE MAY DECLINE SIGNIFICANTLY IF ANY MAJOR SPONSOR CANCELS OR DELAYS A PURCHASE.

    A small number of sponsors account for a significant portion of our revenue, and we anticipate that this trend will continue. For example, in the near-term we expect to derive a substantial portion of our revenue from an agreement with Sylvan, and anticipate that this agreement will continue to account for a significant percentage of our revenue through December 31, 2003, when it expires. Three sponsors--Sylvan, Gilat and Dell--accounted for approximately 64% of our revenue during the twelve months ended December 31, 1999. Our revenue from sponsorships will not increase if we are unable to renew our material agreements, replace such agreements with similar agreements with new sponsors, or sufficiently diversify our sponsor base so that we do not rely on a small number of sponsors for a significant portion of our revenue.

OUR VARIED SALES CYCLES COULD HARM OUR RESULTS OF OPERATIONS IF FORECASTED SALES ARE DELAYED OR DO NOT OCCUR.

    The length of time between the date of initial contact with a potential sponsor and the execution of a contract with the potential sponsor varies significantly and depends on the nature of the arrangement. Furthermore, contracting with potential sponsors is subject to delays over which we have little or no control, including:

    - potential sponsors' adoption of the ZapMe! network as an acceptable use of advertising budgets;

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

OPPOSITION TO OUR NETWORK, ADVERTISING IN SCHOOLS AND UNRESTRICTED INTERNET ACCESS MAY LEAD TO NEGATIVE PUBLICITY, REGULATORY CONTROL, LEGAL ACTION, BOYCOTTS OR OTHER ACTIONS THAT COULD HARM OUR BUSINESS.

    We expect to generate a significant portion of our revenue from sponsorships purchased by marketers interested in addressing our student population across the ZapMe! network in schools. This business model may prove controversial and lead to negative publicity as well as action by the government or private interests to restrict or stop our network. To date, some third parties that oppose corporate advertising in schools, as well as sponsorships on the ZapMe! network, have engaged in publicity campaigns to deter sponsors from dealing with the companies engaging in advertising or sponsorship activities and have sought legislation to curb this practice. In particular, California recently enacted a law that imposes additional procedural requirements before local public school boards can enter into contracts involving advertising in schools. In particular, starting in the year 2000, California public school boards must (a) notice a public hearing and make certain findings regarding the importance and affordability of a covered product or service, such as the ZapMe! network, before entering into new contracts and (b) give parents the right to opt in writing that their children not participate. This law could delay deployment of the ZapMe! network and reduce student participation in California. Similar or more restrictive legislation is possible in other states including Minnesota, and at the local and federal levels. For example, Congress is currently considering legislation that would require prior, written parental consent before any entity could collect any information for any commercial purpose from any student under 18. Anti-school-advertising groups have had some successes in the past seeking regulation and boycotts of companies that advertise in schools, such as Channel One, a wholly-owned subsidiary of Primedia, Inc. Moreover, any new restriction, law or regulation pertaining to online media, sponsorships or e-commerce in schools, or the application or interpretation of existing laws, could decrease the demand for our service, increase our cost of doing business or otherwise have a negative impact on our business.

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

WE ARE DEPENDENT ON OUR NETWORK INFRASTRUCTURE, AND IN PARTICULAR ON SATELLITES AND SATELLITE TRANSMISSION TECHNOLOGY, AND ANY FAILURE OF OUR NETWORK WOULD HARM OUR OPERATIONS.

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

    Each school installed with the ZapMe! network is connected to our network through a satellite link. The complete or partial loss of the satellites used to transmit data to schools could affect the performance of our network. Orbiting satellites are subject to the risk of failing prematurely due to mechanical failure, a collision with objects in space or an inability to maintain proper orbit. Any such loss of the use of a satellite could prevent us from delivering our services. This interruption in services would continue until either a new substitute satellite is placed into orbit, or until our services were moved to a different satellite. Moving to an alternate satellite would require us to redirect all of the satellite dishes in our network--a very time consuming and expensive process. The loss of a satellite could also result in increased costs of using satellites. We are dependent on transmissions from the satellite to our customer sites, and these transmissions may be interrupted or experience other difficulty, which could result in service interruptions and delays in our network. In addition, the use of the satellite to provide transmissions to our customers requires a direct line of sight between the satellite and the receiver at the school and is subject to distance and rain attenuation. In markets which experience heavy rainfall we may need to use greater power to maintain transmission quality. Such changes may require Federal Communications Commission, or FCC, approval which may not be granted.

WE MAY BE SUBJECT TO THIRD PARTY ABUSES OF OUR NETWORK, SUCH AS "SPAM" OR "HACKING," WHICH COULD LEAD TO INTERRUPTIONS IN OUR SERVICE AND OTHER ADVERSE CONSEQUENCES WHICH COULD BE EXPENSIVE TO FIX, SUBJECT US TO LIABILITY OR RESULT IN LOWER USE OF OUR NETWORK.

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

WE ARE DEPENDENT ON OUR LEASED SATELLITE BANDWIDTH AND IF SUCH LEASES WERE TERMINATED OR OTHERWISE UNAVAILABLE TO US WE COULD BE SUBJECTED TO SIGNIFICANT ADDITIONAL COSTS OR RESTRICTIONS ON OUR BUSINESS.

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

IF WE ARE UNABLE TO COMPETE EFFECTIVELY AGAINST OUR CURRENT AND POTENTIAL COMPETITORS THEN WE MAY LOSE USERS TO OTHER SERVICES WHICH COULD RESULT IN LOWER USAGE OF OUR NETWORK AS WELL AS LOWER THAN EXPECTED REVENUES.

    The market for the ZapMe! network is new and rapidly evolving, and we expect competition in and around this market to intensify in the future. While we do not believe any of our competitors currently offer the functionality offered by the ZapMe! network, we face competition from a number of companies who provide services and functionality similar to portions of our network, who market products and services to a similar base of users, or both, and who could in the future seek to compete more directly with us. In this light, we believe our current and potential competitors include America Online, Channel One, Family Education Network, Helius, Inc., bigchalk.com and Lightspan.

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

SCHOOLS MAY USE ALTERNATIVE MEANS TO ACQUIRE COMPUTERS AND INTERNET ACCESS, WHICH COULD REDUCE OUR POTENTIAL USER BASE AND MAY LEAD TO LOWER THAN EXPECTED REVENUES.

    An immediate attraction of our network is free access to computers and the Internet. However, for a variety of reasons, schools may decide to use other methods to acquire computers and Internet access. If schools decide to use means other than deployment of our network, it will limit our user base, and consequently we will have lower than expected revenues from sponsorships, e-commerce and network services. Aside from purchasing the computers and Internet access from already existing budgets or from donations from parents or other members of the community, some other methods of acquiring computer equipment and Internet access that schools may turn to include the government subsidized E-Rate and various free computer equipment and Internet access companies and offerings.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED.

    We expect to use existing cash for general corporate purposes, including expanding our sales and marketing activities, continuing investments in technology and product development and other capital expenditures, as well as working capital and other corporate expenses, including the funding of net losses from operations. We believe that our existing capital resources will be sufficient to meet our cash requirements for the next twelve months. However, our cash requirements are large and depend on several factors, including cash outflows due to lease obligations, the rate of expansion of our installed school base, the availability of equipment leases on competitive terms, our success in generating revenues, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.

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

WE ARE DEPENDENT ON THE CONTINUED GROWTH IN USE AND POPULARITY OF OUR NETWORK AND THE INTERNET BY OUR USERS AND OUR ABILITY TO SUCCESSFULLY ANTICIPATE THE FREQUENTLY CHANGING TASTES OF OUR USERS.

    Our business is unlikely to be successful if the popularity of the Internet and related media in school as an educational tool and among students in general does not continue to increase. Even if the popularity of the Internet and related media does increase, the success of our network in particular depends on our ability to anticipate and keep current with the frequently changing preferences of our users, primarily students ranging in age from 13 to 19. Any failure on our part to successfully anticipate, identify or react to changes in styles, trends or preferences of our users would lead to reduced interest in and use of the ZapMe! network and therefore limit opportunities for sponsorship sales as well as e-commerce. Moreover, the ZapMe! brand could be eroded by misjudgments in service offerings or a failure to keep our content current with the evolving preferences of our audience.

SEASONAL AND CYCLICAL PATTERNS MAY AFFECT OUR REVENUE AND RESULTS OF OPERATIONS.

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

OUR NETWORK IS NEW AND WE MAY NEED TO DEVELOP TOOLS TO ATTRACT SPONSORS AND PARTNERS.

    It is important to our sponsors that we accurately measure the user base demographics and sponsorship delivery on our network. We are currently implementing systems designed to leverage non-personally identifying demographic data about our users, including age, gender, and school location by zip code, in such a way as to permit sponsors to address their intended market segment. This effort may be complicated by the remote nature of the ZapMe! labs in which this information is generated and recorded before being transmitted back to our network operations center. If we fail to implement these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users. Companies may choose not to sponsor our network or may pay less for sponsorships if they perceive our measurements to be unreliable.

    No standard measurement currently exists to determine the effectiveness or market reach of the advertising that is available on our network. We may need to develop standard measurements in order to support and promote our network as a significant advertising medium. If such standards do not develop, it could be difficult to attract sponsors and sponsorship revenue.

OUR EFFORTS TO DEVELOP WIDESPREAD BRAND RECOGNITION ARE LIKELY TO BE EXPENSIVE AND MAY FAIL.

    The development of our brand is important to our future success. If we fail to develop sufficient brand recognition, our ability to attract sponsorship revenue may be impaired, and our revenue will suffer. In order to build our brand awareness we must succeed in our brand marketing efforts, deliver features and services that are engaging to our users, provide high-quality content and increase user traffic to the ZapMe! network. These efforts have required, and will continue to require, significant expenses. We cannot assure you that we will be successful in developing our brand.

WE MAY BE LIABLE OR INCUR ADDITIONAL COSTS FOR OUR USE OR DISTRIBUTION OF OUR USERS' INFORMATION.

    We could be subject to liability claims for misuses of information collected from our users, such as for unauthorized marketing purposes, and will face additional expenses to analyze and comply with increasing regulation in this area. In addition, the Federal Trade Commission, or FTC, has issued final regulations governing collection of personal information from children under 13, has submitted proposals to the Internet industry regarding the rights and safety of children using the Internet, and is expected to issue additional regulations in this area. We are sensitive to the impetus for these regulations, and accordingly, we currently collect only non-personally identifying information during user registration, including age, gender, and school location by zip code. We use this non-personally identifying information internally to determine how to improve our service, applications and features and to tailor our advertisements and communications. We also use this information externally on an aggregated, non-individually identifiable basis to provide our sponsors with the demographics of our user base and response rate to their media. We could incur additional expenses, or be required to alter, or eliminate, various current practices if new regulations regarding the use or distribution of personal and other information collected online are introduced or if our privacy practices are investigated.

WE MAY BE SUBJECT TO LIABILITY FOR PRODUCTS SOLD THROUGH OUR NETWORK.

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

WE MAY BE SUBJECT TO LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER OUR NETWORK.

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

WE MAY NOT BE ABLE TO DELIVER VARIOUS SERVICES IF THIRD PARTIES FAIL TO PROVIDE RELIABLE SOFTWARE, SYSTEMS AND RELATED SERVICES TO US.

    All of our sponsorships are served using software licensed from NetGravity. While there is other software available, it would substantially disrupt our business in the near term to switch to another provider. As such, we are reliant on NetGravity and its software. If NetGravity's software fails to perform as expected, or if we are not able to renew such agreement or license or internally develop similar software in the future, we may not be able to effectively display advertisements to our users. In such event, our revenue from sponsorships would likely suffer. On October 26, 1999, DoubleClick, an Internet advertising provider, acquired NetGravity in a stock-for-stock transaction. Although we have experienced no change in our relationship, we can not predict how the acquisition will affect our relationship with DoubleClick in the future.

    In addition, we are dependent on various third parties for other software, systems and related services. Several of the third parties that provide software and services to us have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, our ability to deliver various services to our users may suffer due to the failure of these third parties to provide reliable software, systems and related services to us.

THE INABILITY TO OBTAIN KEY SOFTWARE FROM THIRD PARTIES MAY HARM OUR BUSINESS.

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

OUR SUCCESS DEPENDS UPON THE SUCCESSFUL DEVELOPMENT OF NEW SERVICES AND FEATURES IN THE FACE OF RAPIDLY EVOLVING TECHNOLOGY.

    Our market is characterized by rapidly changing technologies, frequent new service introductions and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance, features and reliability of our network. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new features, content or network services. In addition, our new enhancements must meet the requirements of our current and prospective users and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructure to adapt to these changes.

FAILURE TO MANAGE THE GROWTH OF OUR OPERATIONS COULD HARM OUR BUSINESS AND STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

    We have rapidly and significantly expanded our operations. We anticipate that further significant expansion will be required to grow our user base if we are to be successful in implementing our business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would suffer. During 1999, we increased the number of employees from 45 to 146. In order to accommodate this expansion, we have added management resources. Most of our existing senior management personnel, including Rick Inatome, our President and Chief Executive Officer, Kim Gaynor, our Executive Vice President and Chief Management Officer, William S. Burwell, our Chief Information Officer, Philip Wise, our Senior Vice President of Strategic Alliances, and David Robinson, our Vice President of Installations joined us within the last nine months. Some other key managerial, technical and operations personnel have not yet been fully integrated. To manage the expected growth of our operations and personnel, we will be required to:

    - improve existing and implement new operational, financial and management controls, reporting systems and procedures;

    - install new management information systems; and

    - train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

THE LOSS OF KEY PERSONNEL MAY HURT OUR ABILITY TO OPERATE OUR BUSINESS EFFECTIVELY.

    Our success depends to a significant degree upon the continued contributions of the principal members of our sales, engineering and management departments, many of whom perform important management functions and would be difficult to replace. Specifically, we believe that our future success is highly dependent on our senior management, and in particular on Lance Mortensen, our Chairman, and Rick Inatome, our President and Chief Executive Officer. The loss of the services of any key personnel, particularly senior management, could seriously harm our business.

IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES.

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

WE ARE CURRENTLY IN ARBITRATION WITH ONE OF OUR FORMER OFFICERS, WHICH IF RESOLVED AGAINST US COULD RESULT IN OUR OBLIGATION TO PAY LARGE DAMAGES OR ACCELERATED VESTING OF THE OFFICER'S ZAPME! STOCK.

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

WE COULD BE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE UPON THE VESTING OF A WARRANT.

    As part of our agreement with Sylvan, we issued a warrant to purchase 150,000 shares of our common stock at $5.00 per share. This warrant becomes exercisable if Sylvan meets a specified milestone by December 31, 2003. ZapMe! recorded deferred stock compensation of approximately $904,000 during the twelve months ended December 31, 1999. The amount was computed using the Black-Scholes option valuation model, and will be remeasured at each measurement date. ZapMe! could be required to record additional significant non-cash accounting expense based on the value of the warrant during the life of the warrant. The value of the warrant at each measurement date will depend on the value of our common stock at that time and other volatility factors.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS AND RESULT IN INCREASED DEBT AND ASSUMPTION OF CONTINGENT LIABILITIES.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities which are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 1999 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. We have not engaged in any foreign currency activity and have no operations outside of the United States.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is in Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this Item regarding directors and nominees is incorporated herein by reference to the information in our proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1999 under the caption "Proposal No. 1 Election of Directors."

BOARD MEETINGS AND COMMITTEES

    The information required by this item regarding meetings and committees of the Board is incorporated by reference to the information set forth in the section entitled "Board Meetings and Committees" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1999.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act ("Section 16(a)") requires ZapMe's executive officers, directors, and persons who own more than 10% of a registered class of ZapMe's equity securities ("10% Stockholders") to file reports of ownership on a Form 3 and changes in ownership on a Form 4 or a Form 5 with the Commission and the NASDAQ Stock Market, Inc. Such executive officers, directors and 10% Stockholders are also required by Commission rules to furnish ZapMe! with copies of all Section 16(a) forms that they file.

    The information required by this item regarding compliance with
Section 16(a) is incorporated by reference to the information set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended
December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Beneficial Share Ownership by Principal Stockholders and Management" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report on Form 10-K:

    1. Financial Statements. Our following consolidated financial statements, and related notes thereto, and the Report of Independent Auditors are included in Part IV of this Report on the pages indicated by the Index to Financial Statements as presented on page 25 of this Report.

           Report of Ernst & Young LLP, Independent Auditors

           Consolidated Balance Sheets--

           Consolidated Statements of Operations--

           Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

           Consolidated Statements of Cash Flows--

           Notes to Consolidated Financial Statements

    2.  Financial Statement Schedule.

           Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the Consolidated Financial Statements or notes thereto.

    3.  Exhibits: See Item 14(c) below.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by us during the fiscal quarter ended December 31, 1999.

(c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

(d) Financial Statement Schedules. See Item 14(a) above.

                               ZAPME! CORPORATION
                         INDEX TO FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors...........   35
Consolidated Balance Sheets.................................   36
Consolidated Statements of Operations.......................   37
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity (Deficit)..................   38
Consolidated Statements of Cash Flows.......................   39
Notes to Consolidated Financial Statements..................   40

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ZapMe! Corporation

    We have audited the accompanying consolidated balance sheets of ZapMe! Corporation and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years ended December 31, 1999 and 1998, and for the period from June 25, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZapMe! Corporation and subsidiary at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the two years ended December 31, 1998 and 1999, and for the period from June 25, 1997 (inception) through December 31, 1997 in conformity with accounting principles generally accepted in the United States.

Walnut Creek, California
January 28, 2000,

                               ZAPME! CORPORATION

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $112,714    $ $815
  Accounts receivable.......................................     1,500        --
  Other receivables.........................................     3,344       105
  Notes receivable from stockholder.........................       134       127
  Prepaid expenses and other current assets.................       801        45
                                                              --------    ------
Total current assets........................................   118,493     1,092

Equipment, net..............................................    30,393     2,471
Restricted cash.............................................       565        --
Other assets................................................     1,741        40
                                                              --------    ------
Total assets................................................  $151,192    $3,603
                                                              ========    ======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  1,929    $1,199
  Accounts payable to affiliates............................     3,595       163
  Accrued liabilities.......................................     2,883       179
  Accrued equipment purchases...............................     1,710        --
  Accrued compensation and related expenses.................     1,723       446
  Deferred revenue..........................................       677        --
  Current portion of capital lease obligations..............    11,070       118
                                                              --------    ------
Total current liabilities...................................    23,587     2,105

Capital lease obligations...................................    13,292       269
                                                              --------    ------
Total liabilities...........................................    36,879     2,374
Redeemable convertible preferred stock, $0.01 par value
  issuable in series:
  Authorized shares--none at December 31, 1999, 600,000 at
    December 31, 1998
  Issued and outstanding shares--600,000 in 1998............        --     3,352

Stockholders' equity (deficit):
  Convertible preferred stock, $0.01 par value:
    Authorized shares--5,000,000 in 1999 and 12,857,671 in
      1998 (including 600,000 shares designated as
      redeemable convertible preferred stock.)
    Issued and outstanding shares--9,557,671 in 1998 and 0
      in 1999...............................................        --     2,783
  Common stock, $0.01 par value:
    Authorized shares--200,000,000 in 1999 and 50,000,000 in
      1998
    Issued and outstanding shares--43,803,781 in 1999 and
      14,208,730 in 1998....................................   183,765     6,212
  Deferred stock compensation...............................   (11,642)   (4,900)
  Notes receivable from stockholders........................    (6,500)       --
  Accumulated deficit.......................................   (51,310)   (6,218)
                                                              --------    ------
Total stockholders' equity (deficit)........................   114,313    (2,123)
                                                              --------    ------
Total liabilities, redeemable convertible preferred stock
  and stockholders' equity (deficit)........................  $151,192    $3,603
                                                              ========    ======

                            See accompanying notes.

                               ZAPME! CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           PERIOD FROM
                                                                                          JUNE 25, 1997
                                                                                           (INCEPTION)
                                                           YEAR ENDED      YEAR ENDED        THROUGH
                                                          DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                              1999            1998             1997
                                                          -------------   -------------   --------------
Revenue.................................................    $  1,179         $    --         $    --
Revenue from affiliates.................................       1,363              --              --
                                                            --------         -------         -------
Total revenue...........................................       2,542              --              --

Costs and expenses:
  Costs of revenue......................................       7,653             135              --
  Research and development..............................       2,704           1,140             231
  Sales and marketing...................................       7,401           1,197              40
  General and administrative............................       6,831           1,458             299
  Amortization of deferred stock compensation...........       6,056           1,065              --
                                                            --------         -------         -------
Total costs and expenses................................      30,645           4,995             570
                                                            --------         -------         -------
Loss from operations....................................     (28,103)         (4,995)           (570)
Interest income (expense), net..........................         629             (36)            (11)
Other income............................................         347              --              --
                                                            --------         -------         -------
Net loss................................................     (27,127)         (5,031)           (581)
Deemed dividend on preferred stock......................      (5,785)           (606)             --
Beneficial conversion of series E preferred stock.......     (12,180)             --              --
                                                            --------         -------         -------
Net loss applicable to common stockholders..............    $(45,092)        $(5,637)        $  (581)
                                                            ========         =======         =======
Net loss per share:
  Basic and diluted.....................................    $  (2.30)        $ (0.48)        $ (0.05)
                                                            ========         =======         =======
  Pro forma basic and diluted (unaudited)...............    $  (1.42)        $ (0.32)
                                                            ========         =======
Shares used in calculation of net loss per share:.......
  Basic and diluted.....................................      19,607          11,685          11,183
                                                            ========         =======         =======
  Pro forma basic and diluted (unaudited)...............      30,775          15,993
                                                            ========         =======

                            See accompanying notes.

                               ZAPME! CORPORATION
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  REDEEMABLE           STOCKHOLDERS' EQUITY (DEFICIT)
                                                                  CONVERTIBLE             CONVERTIBLE           COMMON
                                                                PREFERRED STOCK         PREFERRED STOCK          STOCK
                                                              -------------------   -----------------------   -----------
                                                               SHARES    AMOUNT        SHARES       AMOUNT      SHARES
                                                              --------   --------   ------------   --------   -----------
  Issuance of common stock to founders at $0.005 per share
    in June 1997............................................        --    $   --              --   $     --    10,000,000
  Issuance of common stock for services at $0.10 per share
    in September 1997.......................................        --        --              --         --     1,858,730
  Net loss and comprehensive loss...........................        --        --              --         --            --
                                                              --------    ------    ------------   --------   -----------
Balances at December 31, 1997...............................        --        --              --         --    11,858,730
  Issuance of Series A preferred stock for conversion of
    note payable, net of issuance costs of $11..............        --        --       9,097,671        899            --
  Issuance of Series B preferred stock for conversion of
    notes payable, net of issuance costs of $4..............        --        --         160,000        396            --
  Issuance of Series C redeemable convertible preferred
    stock, net of issuance costs of $254....................   600,000    $2,746              --         --            --
  Issuance of Series D preferred stock, net of issuance
    costs of $12............................................        --        --         300,000      1,488            --
  Issuance of common stock upon exercise of stock options...        --        --              --         --     1,000,000
  Issuance of common stock for services for note
    receivable..............................................        --        --              --         --     1,350,000
  Deferred stock compensation...............................        --        --              --         --            --
  Amortization of deferred stock compensation...............        --        --              --         --            --
  Accretion of redeemable convertible preferred stock.......        --       531              --         --            --
  Accrued Series C dividends................................        --        75              --         --            --
  Net loss and comprehensive loss...........................        --        --              --         --            --
                                                              --------    ------    ------------   --------   -----------
Balances at December 31, 1998...............................   600,000     3,352       9,557,671      2,783    14,208,730
  Issuance of common stock upon exercise of stock options...        --        --              --         --       222,558
  Issuance of Series D preferred stock, net of issuance
    costs of $1,834.........................................        --        --       5,554,110     25,937            --
  Issuance of Series D preferred stock for conversion of
    note payable............................................        --        --          40,000        200            --
  Issuance of Series E preferred stock, net of issuance cost
    of $26..................................................        --        --       2,030,000     10,124            --
  Issuance of common stock options to non-employees in
    consideration for services rendered.....................        --        --              --         --            --
  Warrants issued in connection with lease financing and
    services agreements.....................................        --        --              --         --            --
  Deferred stock compensation...............................        --        --              --         --            --
  Amortization of deferred stock compensation...............        --        --              --         --            --
  Accretion of redeemable convertible preferred stock.......        --     1,276              --         --            --
  Accretion of guaranteed return............................        --     1,792              --         --            --
  Accrued Series C dividends................................        --       258              --         --            --
  Accrued dividends on Series D and E.......................        --        --              --      2,459            --
  Deemed dividend on preferred stock........................        --        --              --     12,180            --
  Issuance of common stock upon initial public offering.....        --        --              --         --     9,488,753
  Issuance of shares to stockholders for note receivable....        --        --              --         --     1,300,000
  Conversion of preferred stock to common stock upon initial
    public offering.........................................  (600,000)   (6,678)    (17,181,781)   (53,683)   18,583,740
  Net loss and comprehensive loss...........................        --        --              --         --            --
                                                              --------    ------    ------------   --------   -----------
Balances at December 31, 1999...............................        --    $   --              --   $     --    43,803,781
                                                              ========    ======    ============   ========   ===========

                                                                                           NOTES                         TOTAL
                                                              STOCKHOLDERS' EQUITY (DEFICIT)  DEFERRED RECEIVABLE      STOCKHOLDERS'
                                                              --------     STOCK           FROM         ACCUMULATED      EQUITY
                                                               AMOUNT    COMPENSATION    STOCKHOLDERS    DEFICIT       (DEFICIT)
                                                              --------   -------------   ------------   ------------   ------------
  Issuance of common stock to founders at $0.005 per share
    in June 1997............................................  $     50     $     --        $    --        $     --       $     50
  Issuance of common stock for services at $0.10 per share
    in September 1997.......................................        19           --             --              --             19
  Net loss and comprehensive loss...........................        --           --             --            (581)          (581)
                                                              --------     --------        -------        --------       --------
Balances at December 31, 1997...............................        69           --             --            (581)          (512)
  Issuance of Series A preferred stock for conversion of
    note payable, net of issuance costs of $11..............        --           --             --              --            899
  Issuance of Series B preferred stock for conversion of
    notes payable, net of issuance costs of $4..............        --           --             --              --            396
  Issuance of Series C redeemable convertible preferred
    stock, net of issuance costs of $254....................        --           --             --              --             --
  Issuance of Series D preferred stock, net of issuance
    costs of $12............................................        --           --             --              --          1,488
  Issuance of common stock upon exercise of stock options...        16           --             --              --             16
  Issuance of common stock for services for note
    receivable..............................................     3,537       (3,375)            --              --            162
  Deferred stock compensation...............................     2,590       (2,590)            --              --             --
  Amortization of deferred stock compensation...............        --        1,065             --              --          1,065
  Accretion of redeemable convertible preferred stock.......        --           --             --            (531)          (531)
  Accrued Series C dividends................................        --           --             --             (75)           (75)
  Net loss and comprehensive loss...........................        --           --             --          (5,031)        (5,031)
                                                              --------     --------        -------        --------       --------
Balances at December 31, 1998...............................     6,212       (4,900)            --          (6,218)        (2,123)
  Issuance of common stock upon exercise of stock options...        75           --             --              --             75
  Issuance of Series D preferred stock, net of issuance
    costs of $1,834.........................................        --           --             --              --         25,937
  Issuance of Series D preferred stock for conversion of
    note payable............................................        --           --             --              --            200
  Issuance of Series E preferred stock, net of issuance cost
    of $26..................................................        --           --             --              --         10,124
  Issuance of common stock options to non-employees in
    consideration for services rendered.....................       388           --             --              --            388
  Warrants issued in connection with lease financing and
    services agreements.....................................     2,701         (782)            --              --          1,919
  Deferred stock compensation...............................    12,016      (12,016)            --              --             --
  Amortization of deferred stock compensation...............        --        6,056             --              --          6,056
  Accretion of redeemable convertible preferred stock.......        --           --             --          (1,276)        (1,276)
  Accretion of guaranteed return............................        --           --             --          (1,792)        (1,792)
  Accrued Series C dividends................................        --           --             --            (258)          (258)
  Accrued dividends on Series D and E.......................        --           --             --          (2,459)            --
  Deemed dividend on preferred stock........................        --           --             --         (12,180)            --
  Issuance of common stock upon initial public offering.....    95,512           --             --              --         95,512
  Issuance of shares to stockholders for note receivable....     6,500           --         (6,500)             --             --
  Conversion of preferred stock to common stock upon initial
    public offering.........................................    60,361           --             --              --          6,678
  Net loss and comprehensive loss...........................        --           --             --         (27,127)       (27,127)
                                                              --------     --------        -------        --------       --------
Balances at December 31, 1999...............................  $183,765     $(11,642)       $(6,500)       $(51,310)      $114,313
                                                              ========     ========        =======        ========       ========

See accompanying notes

                               ZAPME! CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                               PERIOD FROM
                                                                                              JUNE 25, 1997
                                                                                               (INCEPTION)
                                                               YEAR ENDED      YEAR ENDED        THROUGH
                                                              DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                                  1999            1998             1997
                                                              -------------   -------------   --------------
OPERATING ACTIVITIES
Net loss....................................................     $(27,127)       $(5,031)         $(581)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred compensation.....................        6,056          1,065             --
  Depreciation and amortization.............................        4,052            205             10
  Common stock issued for services..........................          388             --             19
  Warrants issued for services..............................          122             --             --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (1,500)            --             --
    Other receivables.......................................       (3,239)          (105)            --
    Prepaid expenses and other current assets...............         (756)           (32)           (13)
    Other assets............................................         (530)           (22)           (18)
    Accounts payable and accrued expenses...................        8,576          1,384            157
    Accrued compensation and related expenses...............        1,277            204            242
    Deferred revenue........................................          677             --             --
                                                                 --------        -------          -----
Net cash used in operating activities.......................      (12,004)        (2,332)          (184)
INVESTING ACTIVITIES
Purchase of equipment, net..................................       (4,965)        (2,243)           (53)
Notes receivable from stockholders..........................           (7)          (127)            --
                                                                 --------        -------          -----
Net cash used in investing activities.......................       (4,972)        (2,370)           (53)
FINANCING ACTIVITIES
Restricted cash.............................................         (565)            --             --
Proceeds from issuance of preferred stock, net..............       36,261          4,229             --
Proceeds from issuance of common stock, net.................       95,512            178             50
Proceeds from borrowings on notes payable...................          700          1,000            462
Payments on notes payable...................................         (500)          (162)            --
Payments on lease obligations...............................       (2,533)            (3)            --
                                                                 --------        -------          -----
Net cash provided by financing activities...................      128,875          5,242            512
                                                                 --------        -------          -----
Increase in cash and cash equivalents.......................      111,899            540            275
Cash and cash equivalents at beginning of period............          815            275             --
                                                                 --------        -------          -----
Cash and cash equivalents at end of period..................     $112,714        $   815          $ 275
                                                                 ========        =======          =====
SUPPLEMENTAL DISCLOSURES:
Conversion of notes payable to stockholders to preferred
  stock.....................................................     $    200        $ 1,300          $  --
                                                                 ========        =======          =====
Issuance of common stock for notes receivable...............     $  6,500        $   162          $  --
                                                                 ========        =======          =====
Conversion of preferred stock to common stock, net of
  issuance costs............................................     $ 60,361        $    --          $  --
Accretion and dividends on convertible preferred stock......     $  5,785        $   606          $  --
Deemed dividend on preferred stock..........................     $ 12,180        $    --          $  --
                                                                 ========        =======          =====
Equipment purchased through capital lease agreements........     $ 26,508        $   390          $  --
                                                                 ========        =======          =====
Warrants issued in connection with lease financing and
  services agreements.......................................     $  2,701        $    --          $  --
                                                                 ========        =======          =====
Stock options issued in connection with consulting
  agreement.................................................     $    388        $    --          $  --
                                                                 ========        =======          =====
Cash paid for interest......................................     $    975        $    26          $  --
                                                                 ========        =======          =====

                            See accompanying notes.

                               ZAPME! CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

    ZapMe! Corporation (the "Company") was incorporated, under the name Satellite Online Solutions Corporation, on June 25, 1997 in California for the purpose of building a broadband, interactive network that brings technology tools and resources to schools at no cost. The Company changed its name to ZapMe! Corporation in October 1998 and reincorporated in the State of Delaware in October 1999. Through June 1999, the Company was in the development stage, devoting its efforts to developing products and raising capital. The Company commenced selling corporate sponsorship and advertising on its network in the second half of 1999 and therefore emerged from the development stage.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, r)Star Networks, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of demand deposits and money market accounts held with two financial institutions with insignificant interest rate risk and original maturities of three months or less from the date of purchase.

    Restricted cash consists of security against letters of credit issued in connection with lease agreements.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

    For the year ended December 31, 1999, three significant customers accounted for approximately 24%, 21% and 20% of the Company's revenues and 40%, 24% and 0% of accounts receivable at December 31, 1999, respectively.

EQUIPMENT

    Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years.

LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," the Company reviews long-lived assets for impairment whenever events or circumstances indicate the carrying value of an

                               ZAPME! CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) asset may not be recoverable. Through December 31, 1999, no impairment indicators have been identified and no write-downs have been made.

DEPENDENCE ON THIRD PARTIES

    The Company has relationships with two parties, one which installs the Company's software on the computers and installs the Company's lab in each school site and one which serves as the central contractor to oversee the installation process. In addition, the Company relies on third parties to provide the majority of the support necessary to maintain the network and labs once installed and are also dependent on transmissions from the satellite to customer sites. The inability of any of these parties to fulfill their obligations with the Company could negatively impact the Company's future results.

RESEARCH AND DEVELOPMENT

    The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards Bond ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying statements of operations.

    The Company adopted SOP 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" during 1999, which requires that all costs related to the development of internal use software be expensed as incurred, other than those incurred during the application development stage. Costs incurred during the application development stage were insignificant for all periods presented.

REVENUE RECOGNITION

    The Company earns revenue from sponsorship agreements, which include content and public service announcement sponsorships, banner advertising and full screen interactive ads, upon delivery of messages over the Company's network. Provided that collectibility is probable, revenue is recognized ratably over the time periods that the advertisement is delivered or sponsorship is acknowledged unless such sponsorship is based on delivery of a minimum number of impressions, in which case revenue is recognized as the impressions are delivered.

    E-commerce revenue consists of referral fees and commissions on transactions facilitated through the Company's network as well as referred transactions. Revenue from e-commerce is recognized upon notification from the contracting partner of the fact of the referral or sale upon which referral fees or commissions is due. Network services and other revenue consist of revenue from the distribution of content and products delivered through the Company's network, and from educational services delivered in the ZapMe! Labs such as teacher training, tutoring and other educational programs offered through a strategic alliance. Network services and other revenue is recognized in the time period in which the underlying service is delivered. Network services and other revenue also include revenue from the Company's five-year agreement with a strategic partner which provides for a sharing of revenue derived from the delivery of programs in ZapMe! Computer labs. The agreement allows the

                               ZAPME! CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) strategic partner to offer student tutoring, teacher training, and other programs in the ZapMe! Computer labs. For 1999, the strategic partner committed to pay ZapMe! minimum fees of $250,000. In subsequent periods, fees will be based on a rate for installed schools available for use by the strategic partner.

    The Company regularly assesses the need for an allowance for doubtful accounts. The Company determined that no allowance was required at December 31, 1999 and no bad debt expense was recorded for the year ended December 31, 1999.

    Our deferred revenue balance includes deferred revenue attributable to billings in advance of earnings on content sponsorship activities. We record an account receivable and deferred revenue upon billing for sponsorships. We recognize revenue ratably over the period the sponsorship is acknowledged over the network.

AFFINITY PROGRAM

    The Company has an affinity program designed to encourage ZapMe! users to log onto the network and utilize various features of the Netspace and rewards users with points which may be redeemed by connecting to participating companies' websites through links inserted on the ZapMe! Netspace and selecting items to purchase. The user will tender points and other consideration if necessary to the e-commerce partner. For each purchase transacted by a user with an e-commerce partner, the Company will earn a fee equal to a percentage of the purchase. When the fee is earned from a transaction where points are tendered, the Company will record the fee as a reduction to marketing expense. To the extent the fee is earned on a transaction in which points are not tendered, the fee will be recognized as revenue earned. The effect of fees earned through the affinity program will be recorded in the statement of operations in the month in which the purchase transaction occurs between the user and the e-commerce partner.

    At December 31, 1999, the dollar equivalent of a ZapPoint was $0.001; however management may change this amount in the future and would change the expense amount as necessary. The Company determines the value of ZapPoints and records a marketing expense equal to the full value of ZapPoints awarded to users each month. The Company records no adjustment to this expense for estimated forfeiture or breakage of ZapPoints. The timing of redemption of ZapPoints is solely at the discretion of the user and is beyond the control of the Company. ZapPoints expire if a user remains inactive for a period of nine months. ZapPoints may not be redeemed for cash. ZapPoints are currently transferable to immediate family members also logged in to the ZapMe! Netspace.

STOCK-BASED COMPENSATION

    The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

    The value of warrants, options or stock exchanges for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model. To calculate the expense, the Company uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

                               ZAPME! CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

    Basic and diluted net loss per share information for all periods is presented under the requirement of SFAS No. 128, "Earnings per Share" ("SFAS 128"). Basic loss per share has been computed using net loss applicable to common stockholders divided by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes stock options, warrants, and convertible securities.

    The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, expect for per share amounts):

                                                                                           PERIOD FROM
                                                                                          JUNE 25, 1997
                                                                                           (INCEPTION)
                                                           YEAR ENDED      YEAR ENDED        THROUGH
                                                          DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                              1999            1998             1997
                                                          -------------   -------------   --------------
Historical:
  Net loss..............................................    $(27,127)        $(5,031)        $  (581)
  Accretion and dividends on redeemable convertible
    preferred stock.....................................      (5,785)           (606)             --
  Beneficial conversion of series E preferred stock.....     (12,180)             --              --
                                                            --------         -------         -------
  Loss applicable to common stockholders................    $(45,092)        $(5,637)        $  (581)
                                                            ========         =======         =======
  Weighted average shares of common stock outstanding...      20,354          12,739          11,183
  Less: weighted average shares subject to repurchase...         747           1,054              --
                                                            --------         -------         -------
  Weighted average shares of common stock outstanding
    used in computing basic and diluted net loss per
    share...............................................      19,607          11,685          11,183
                                                            ========         =======         =======
  Basic and diluted net loss per share..................    $  (2.30)        $ (0.48)        $ (0.05)
                                                            ========         =======         =======
Pro forma:
  Net loss applicable to common stockholders (from
    above)..............................................    $(45,092)        $(5,637)
  Accretion on redeemable convertible preferred stock...       1,276             531
                                                            --------         -------
  Net loss..............................................    $(43,816)        $(5,106)
                                                            ========         =======
  Weighted average shares used in computing basic and
    diluted net loss per share (from above).............      19,607          11,685
                                                            ========         =======
  Adjustment to reflect the effect of the assumed
    conversion of preferred stock from the date of
    issuance............................................      11,168           4,308
                                                            --------         -------
  Weighted average shares used in computing pro forma
    basic and diluted net loss per share (unaudited)....      30,775          15,993
                                                            ========         =======
  Pro forma basic and diluted net loss per share
    (unaudited).........................................    $  (1.42)        $ (0.32)
                                                            ========         =======

                               ZAPME! CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    If the Company had reported net income, the calculation of historical and pro forma diluted earnings per share would have included an additional 4,029,665, 938,000 and 86,000 common equivalent shares related to the outstanding stock options and warrants not included above (determined using the treasury stock method at the estimated fair value) for the two years ended December 31, 1999 and 1998, and for the period from June 25, 1997 (inception) through December 31, 1997, respectively.

COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. There is no difference in the Company's historical net losses as reported and the comprehensive net losses under the provisions of SFAS 130 for all periods presented.

SEGMENT REPORTING

    The FASB issued Statement No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS 131 in the year ended December 31, 1998, and operates in one business segment which is building a broadband interactive network that brings technology tools and educational resources to schools at no cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and Cash Equivalents: The carrying amount recorded in the balance sheet for cash and cash equivalents approximates its fair value.

    Capital Lease Obligations: The fair value of the Company's short- and long-term obligations are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Due to the recent issuance of the lease obligations, the estimated fair value approximates the carrying amount.

EFFECT OF NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS 133 will not have a material effect on the Company's financial position or results of operations.

                               ZAPME! CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact of SAB 101. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective January 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements would not be restated.

2. EQUIPMENT

    Equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Computer and office equipment...............................  $28,564     $2,510
Furniture and fixtures......................................      812        176
                                                              -------     ------
                                                               29,376      2,686
Less accumulated depreciation and amortization..............   (4,081)      (215)
                                                              -------     ------
                                                               25,295      2,471
Construction in process.....................................    5,098         --
                                                              -------     ------
                                                              $30,393     $2,471
                                                              =======     ======

    Equipment includes $26,898,000 of financed equipment at December 31, 1999. Accumulated depreciation for such equipment as of December 31, 1999 was $3,060,000.

3. STOCKHOLDERS' EQUITY

PREFERRED STOCK

    Preferred stock consists of the following by Series:

                                                                              SHARES ISSUED
                                                               AUTHORIZED          AND
                                                                 SHARES        OUTSTANDING
                                                              -------------   -------------
                                                              DECEMBER 31,    DECEMBER 31,
SERIES                                                            1998            1998
------                                                        -------------   -------------
A convertible...............................................    9,097,671       9,097,671
B convertible...............................................      660,000         160,000
C redeemable convertible....................................      600,000         600,000
D convertible...............................................    2,500,000         300,000
                                                               ----------      ----------
                                                               12,857,671      10,157,671
                                                               ==========      ==========

    In October 1999, the Company completed its Initial Public Offering and all shares of preferred stock were converted into common stock. Subsequent to the Initial Public Offering, the Company authorized 5 million shares of an additional series of preferred stock. As of December 31, 1999, no shares were issued and outstanding. The holders of Series C preferred stock were accreted dividends in

                               ZAPME! CORPORATION

3. STOCKHOLDERS' EQUITY (CONTINUED)
1999. Additionally, redemption value privileges were accreted and charged to accumulated deficit in 1999. Holders of the Series C, D, and E preferred stock received liquidation preferences in the form of common stock in connection with the Initial Public Offering, in the amount of 309,299, 456,902, and 35,758 shares, respectively, in the aggregate amount of $6,393,552.

    Because of the proximity of the issuance of the Series E preferred stock to the commencement of the Company's Initial Public Offering, the Company concluded that a beneficial conversion feature was present in the preferred stock on the date of issuance. For purposes of evaluating this beneficial conversion feature, the Company considered that the value implied in the public offering price ($11.00) represented the fair value of the common stock on the date the Series E was issued. In accordance with Emerging Issues Task Force Abstract No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company recorded a deemed dividend charge of $12,180,000 with a corresponding increase to Convertible Preferred Stock.

BRIDGE FINANCINGS

    In February 1999, the Company issued a $200,000 note payable with an interest rate of 10% per annum. The principal amount was converted into 40,000 shares of Series D preferred stock in March 1999.

    In May 1998, the Company issued a note payable with principal totaling $400,000 and an interest rate of 8.5% per annum together with a warrant to purchase 500,000 shares of Series B convertible preferred stock at exercise prices ranging from $3.00 to $3.50 per share. The warrant expires in May 2003. The principal amount of the note was converted into 160,000 shares of Series B convertible preferred stock in August 1998.

    Between August 1997 and June 1998, the Company issued notes payable with aggregate principal totaling $900,000 and interest rates of 5.87% to 6.50% per annum. The principal amount of these notes was converted into 9,097,671 shares of Series A convertible preferred stock in August 1998.

STOCK PLANS

    The Company has two stock plans which provide for the granting of stock options or shares of common stock to employees, directors and consultants. Stock options are exercisable immediately upon issuance (subject to vesting requirements) and generally have a term of 10 years. Unvested options are canceled upon termination of employment. The vesting schedule is determined by the Board of Directors at the time of issuance. Stock options generally vest over a period of between three and four years. As amended, the Company has reserved 6,900,000 shares of common stock for issuance under the plans. The plan allows for an annual increase commencing January 1, 2000 equal to the lowest of 2,000,000, 5% of the outstanding shares of the Company's common stock on the first day of the fiscal year, or such other amount as determined by the Board of Directors.

                               ZAPME! CORPORATION

3. STOCKHOLDERS' EQUITY (CONTINUED)

1999 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1999 Employee Stock Purchase Plan was adopted by the Board of Directors in August 1999 and approved by the stockholders in October 1999. The Company has reserved a total of 500,000 shares of common stock for issuance under this plan. Eligible employees may purchase common stock at 15% of the lesser of the fair market value of the Company's common stock on the first day or last day of the applicable six-month offering period at the date of purchase. In addition, the plan provides for automatic annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lowest of 1,000,000, 2% of the outstanding shares of the Company's common stock on the first day of the fiscal year, or such other amount as determined by the Board of Directors.

    A summary of activity under the Company's stock option plan is as follows:

                                                                   OPTIONS OUTSTANDING
                                                              -----------------------------
                                                                           WEIGHTED-AVERAGE
                                                              NUMBER OF     EXERCISE PRICE
                                                                SHARES        PER SHARE
                                                              ----------   ----------------
Outstanding at December 31, 1997............................   1,120,000        $0.02
  Options granted...........................................   1,720,230         0.84
  Options exercised.........................................  (1,000,000)        0.02
  Options canceled..........................................     (91,000)        0.59
                                                              ----------        -----
Outstanding at December 31, 1998............................   1,749,230         0.80
  Options granted...........................................   3,042,566         6.51
  Options exercised.........................................    (222,558)        0.34
  Options canceled..........................................    (406,104)        1.07
                                                              ----------        -----
Outstanding at December 31, 1999............................   4,163,134        $5.39
                                                              ==========        =====
Vested and exercisable at December 31, 1998.................     152,742        $0.42
                                                              ==========        =====
Vested and exercisable at December 31, 1999.................     455,126        $1.60
                                                              ==========        =====
Outstanding shares of common stock that may be repurchased
  at December 31, 1998......................................     977,684
                                                              ==========
Outstanding shares of common stock that may be repurchased
  at December 31, 1999......................................   1,655,000
                                                              ==========

                               ZAPME! CORPORATION

3. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                                      OPTIONS OUTSTANDING                        OPTIONS VESTED
                        -----------------------------------------------         AND EXERCISABLE
                                                       WEIGHTED-AVERAGE   ----------------------------
                                    WEIGHTED-AVERAGE      REMAINING                   WEIGHTED-AVERAGE
                         NUMBER      EXERCISE PRICE    CONTRACTUAL LIFE    NUMBER      EXERCISE PRICE
   EXERCISE PRICES      OF SHARES      PER SHARE           (YEARS)        OF SHARES      PER SHARE
---------------------   ---------   ----------------   ----------------   ---------   ----------------
$ 0.02-$ 0.25             303,836        $ 0.17              8.26           99,164         $0.14
$ 1.00-$ 1.50             941,166        $ 1.25              8.83          249,162         $1.15
$ 2.00-$ 4.00           1,153,412        $ 3.03              9.35          106,800         $4.00
$ 5.00-$ 8.88           1,155,060        $ 8.50              9.95               --            --
$10.00-$11.25             409,660        $10.69              9.81               --            --
$15.00-$20.00             200,000        $17.50              9.98               --            --
                        ---------                                          -------
                        4,163,134                                          455,126
                        =========                                          =======

DEFERRED COMPENSATION

    During the year ended December 31, 1998, the Company also granted 1,350,000 shares of common stock to an officer of the Company (Note 6) under the 1998 Stock Plan at a price of approximately $0.125 per share which was below the deemed fair market value at the date of grant of $2.75 per share. As a result, the Company recorded deferred compensation of $3,375,000 during the year ended December 31, 1998 representing the difference between the price paid per share and the deemed fair value of the Company's common stock. These amounts are being amortized by charges to operations over the vesting period of the stock of approximately four years resulting in amortization of approximately $1,422,000 and $730,000 for the years ended December 31, 1999 and 1998.

    The Company recorded deferred stock compensation of approximately $12,016,000 and $2,590,000 during the years ended December 31, 1999 and 1998, representing the difference between the exercise price and the deemed fair value of the Company's common stock on the grant date for certain of the Company's stock options granted to employees. In the absence of a public market for the Company's common stock, the deemed fair value was based on the price per share of the preferred stock financings, less a discount to give effect to the superior rights of the preferred stock. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using a graded vesting method. Such amortization amounted to approximately $4,820,000 and $335,000 for the years ended December 31, 1999 and 1998.

    Assuming no terminations of option holders, amortization of the remaining balance in deferred stock compensation of $11,642,000 will be as follows:
$7,198,000, $3,169,000, $1,169,000 and $106,000 for the fiscal year 2000, 2001,
2002, and 2003, respectively.

    In 1998 and 1997, the Company issued 1,350,000 and 1,858,730 shares, respectively, of common stock to employees in exchange for services. The common stock issued was recorded at the estimated fair value of the common stock at the time the services were performed and the expense was recorded. The Company's management believes that the value of the common stock issued approximates the value of the services received.

                               ZAPME! CORPORATION

3. STOCKHOLDERS' EQUITY (CONTINUED)
PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK-BASED COMPENSATION

    Pro forma information regarding results of operations and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted average assumptions: a risk-free interest rate of 5.5% for the period from June 25, 1997 (inception) through December 31, 1997, and the years ended December 31, 1998 and 1999, no dividend yield, volatility factor of the expected market price of the Company's common stock of 70%, and a weight-average expected life of the option of three and one half years.

    The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes model of SFAS 123, the Company's net loss (in thousands) and pro forma basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                                              PERIOD FROM
                                                                             JUNE 25, 1997
                                             YEAR ENDED     YEAR ENDED        (INCEPTION)
                                            DECEMBER 31,   DECEMBER 31,   THROUGH DECEMBER 31,
                                                1999           1998               1999
                                            ------------   ------------   --------------------
Net loss--pro forma.......................    $(45,703)       $(5,046)           $ (584)
                                              ========        =======            ======
Net loss per share--pro forma.............    $  (2.33)       $ (0.43)           $(0.05)
                                              ========        =======            ======

    The weighted-average fair value of options granted for the two years ended December 31, 1999 and 1998, and for the period from inception to December 31, 1997 was $2.47, $0.16 and $0.01, respectively.

    The effect on pro forma net loss is not necessarily indicative of the effect on pro forma net loss in future years, as future years will include the effects of additional years of stock option grants.

                               ZAPME! CORPORATION

3. STOCKHOLDERS' EQUITY (CONTINUED)
SHARES RESERVED FOR FUTURE ISSUANCE

    At December 31, 1999, the Company had reserved shares of capital stock for future issuance as follows:

                                                               COMMON
                                                                STOCK
                                                              ---------
Warrants to purchase stock..................................    842,500
Stock options outstanding...................................  4,163,134
Stock options and shares available for grant................    164,308
                                                              ---------
                                                              5,169,942
                                                              =========

WARRANTS

    The Company had the following warrants outstanding at December 31, 1999 to purchase shares of stock:

                                               EXERCISE PRICE
NUMBER OF SHARES        PREFERRED STOCK          PER SHARE           EXPIRATION OF WARRANTS
----------------        ---------------        --------------        ----------------------
   250,000               Series B                   $3.00             May 2003
   250,000               Series B                    3.50             May 2003
   100,000               Series D                    5.00             June 2004
   150,000               Common                      5.00             December 2003
     50,000              Common                      5.00             June 2004
     30,000              Common                      5.00             October 2000
     12,500              Common                      8.00             October 2000
    -------
   842,500
    =======

                               ZAPME! CORPORATION

4. INCOME TAXES

    There has been no provision for U.S. Federal, U.S. State, or foreign income taxes for any period as the Company has incurred operating losses in all periods and for all jurisdictions

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts used for income tax purposes. Significant components of the Company's deferred tax assets (in thousands) are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net operating loss carryforwards............................  $ 8,671    $ 1,633
Accrued compensation........................................      673        101
Other.......................................................      632        118
                                                              -------    -------
  Total deferred tax assets.................................    9,976      1,852
Valuation allowance.........................................   (9,976)    (1,852)
                                                              -------    -------
Net deferred tax assets.....................................  $    --    $    --
                                                              =======    =======

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $8,124,000 and $1,632,000 during 1999 and 1998, respectively.

    At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $21,850,000 which expire in the years 2012 through 2019. The Company also had net operating loss carryforward for state income tax purposes of approximately $20,650,000 expiring in the year 2005. Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

5. COMMITMENTS

    The Company leases its office facility and certain office equipment under non-cancelable lease agreements, which require the Company to pay a portion of operating costs, including property taxes, insurance, and normal maintenance. Rent expense amounted to approximately $244,000 and $206,000 for the years ended December 31, 1999 and 1998, respectively.

    Capital lease obligations represent the present value of future rental payments under capital lease agreements for equipment. The original cost of the equipment under capital leases is $26,898,000 and $390,000 at December 31, 1999 and 1998, respectively. The related amortization is included with depreciation expense.

                               ZAPME! CORPORATION

5. COMMITMENTS (CONTINUED)
    Future minimum payments under capital and operating leases are as follows (in thousands):

                                                              CAPITAL    OPERATING
YEAR ENDING DECEMBER 31:                                       LEASES     LEASES
------------------------                                      --------   ---------
  2000......................................................  $ 11,019   $244,398
  2001......................................................    10,896    240,395
  2002......................................................     6,691    161,950
                                                              --------   --------
Total minimum lease payments................................    28,606   $646,743
                                                                         ========
Less amount representing interest...........................    (4,244)
                                                              --------
Present value of minimum lease payments.....................    24,362
Less current portion of capital lease obligations...........   (11,070)
                                                              --------
                                                              $ 13,292
                                                              ========

    In 1999, the Company entered into credit lines with a number of lease finance companies for the purpose of acquiring computer and network equipment in schools. These lease arrangements bear interest rates from 10.5% to 18% and with terms from 24 to 36 months. In addition, the Company has issued a letter of credit to two companies as security against the leases. The underlying equipment secures the leases.

    Interest expense on capital leases was $960,000 and $0 for the two years ending December 31, 1999 and 1998, respectively.

6. LEGAL CONTINGENCY

    The Company is a party to an arbitration and related counterclaim with a former officer of the Company relating to this officer's employment with the company. Depending on the amount and timing, an unfavorable resolution of these matters could materially affect the Company's future cash flows or results of operations.

    The former officer seeks significant monetary damages. Additionally, under the terms of his employment agreement and related agreements, the former officer was permitted to purchase 1.35 million shares of the Company's common stock. Some of those shares were subject to a right of repurchase by the Company at the time of the officer's separation from the Company. A decision against the Company with regard to the validity of the employment contract and related agreements could result in the complete vesting of the former officer's stock and the recognition of related compensation expense for the value of the unvested shares.

7. NOTES RECEIVABLE FROM STOCKHOLDER

    During the year ended December 31, 1998, the Company loaned a stockholder $125,000 in exchange for a promissory note. The unsecured note bears interest at 5.35% per annum. As of December 31, 1999, the note was still outstanding.

    Prior to the completion of the initial public offering, the Company sold 1,300,000 shares of common stock to two executives at $5.00 each for total of $6,500,000 in exchange for two full recourse promissory notes of the same value. The notes are secured by the underlying common stock, bear interest at 5.98% per annum, with interest due at maturity unless otherwise determined by the Board of Directors. The principal payments are due on September 13, 2003.

                               ZAPME! CORPORATION

8. RELATED PARTY TRANSACTIONS

    An officer of the Company owns other businesses which engage in financing transactions with the Company. Amounts paid to these related entities were approximately $2,700,000 and $163,000 for the years ended December 31, 1999 and 1998, respectively.

    In March 1999, the Company entered into an agreement with a stockholder in which the Company has granted the stockholder an exclusive right to deliver certain products and services on the Company's system in schools. The Company will earn fees based upon the number of eligible schools and the length of time eligible schools have been operational. The initial term of the agreement will expire on December 31, 2003 with a five-year renewal option subject to the Company earning certain minimum fees from the agreement. As consideration for the agreement, the Company issued the stockholder a warrant to purchase 150,000 shares of the Company's common stock at $5.00 per share. The warrant is exercisable in whole only if the Company earns a minimum fee per eligible school during the year ended December 31, 2003. The Company recorded deferred stock compensation of approximately $904,000 during the year ended December 31, 1999. This amount was computed using the Black-Scholes option valuation model; it will be remeasured at each measurement date, and the related amortization will be charged to operations over the term of the related agreement. The assumptions used to compute the value of the warrant at December 31, 1999 under Black-Scholes are as follows: expected volatility, 0.7; expected life,
4.5 years; exercise price, $5.00; stock price at measurement date, $9.00; expected dividend yield, 0%; and risk-free interest rate, 6.0%.

    The Company purchases certain data communications equipment from one of its stockholders. Through December 31, 1999, the Company has accrued approximately $3,600,000 to the stockholder for equipment, consulting services, and software license fees.

    In January 1999, the Company issued a promissory note in the amount of $500,000 to a member of the Company's board of directors, bearing an interest rate of 12.0% per annum. The note and approximately $12,000 of interest was paid in April 1999.

    In August 1999, a majority of the Company's Directors approved the issuance of immediately exercisable non-statutory options to purchase 1,300,000 shares of the Company's common stock to two Officers of the Company at an exercise price of $5.00 per share. The shares are subject to a right of repurchase in favor of the Company, which will expire at a rate of one-third on each anniversary of the date of grant. The Company has agreed to loan the Officers, at their request, the amount necessary to pay for the aggregate exercise price of the options, wherein the loan will be secured by the shares purchased on exercise of the option.

    The Company recorded revenue totaling $1,363,000 in 1999 from affiliates with which the Company has strategic business alliances for sponsoring and advertising, representing 53% of total revenue. The Company shares common board members with these affiliates and/or the affiliates own more than 5% each of the Company's outstanding common stock.

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                               EXHIBIT DESCRIPTION
---------------------                       -------------------
        2.1(*)          Agreement and Plan of Merger dated as of October 19, 1999 of
                        ZapMe! Delaware Corporation, and ZapMe! Corporation, a
                        California corporation (WHICH IS INCORPORATED HEREIN BY
                        REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM
                        S-1/A, FILED SEPTEMBER 13, 1999).
        3.1(*)          Amended and Restated Articles of Incorporation effective
                        prior to reincorporation of the Company in Delaware (WHICH
                        IS INCORPORATED HEREIN BY REFERENCE TO THE REGISTRANT'S
                        REGISTRATION STATEMENT ON FORM S-1, FILED AUGUST 5, 1999).
        3.2(*)          Bylaws effective prior to reincorporation of the Company in
                        Delaware (WHICH IS INCORPORATED HEREIN BY REFERENCE TO THE
                        REGISTRANT'S REGISTRATION STATEMENT ON FORM S-1/A FILED
                        SEPTEMBER 13, 1999).
        3.3(*)          Form of Amended and Restated Certificate of Incorporation
                        filed October 19, 1999 (WHICH IS INCORPORATED HEREIN BY
                        REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM
                        S-1/A FILED SEPTEMBER 13, 1999).
        3.4(*)          Form of Bylaws (WHICH IS INCORPORATED HEREIN BY REFERENCE TO
                        THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-1/A FILED
                        SEPTEMBER 13, 1999).
        3.5(*)          Form of Second Amended and Restated Certificate of
                        Incorporation October 21, 1999 (WHICH IS INCORPORATED HEREIN
                        BY REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON
                        FORM S-1/A FILED SEPTEMBER 13, 1999).
        4.1(*)          Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.
        4.2(*)          Specimen Stock Certificate of Registrant (WHICH IS
                        INCORPORATED HEREIN BY REFERENCE TO THE REGISTRANT'S
                        REGISTRATION STATEMENT ON FORM, S-1/A FILED OCTOBER 19,
                        1999).
       10.1(*)          Fourth Amended and Restated Investors' Rights Agreement
                        (WHICH IS INCORPORATED HEREIN BY REFERENCE TO THE
                        REGISTRANT'S REGISTRATION STATEMENT ON FORM, S-1/A FILED
                        OCTOBER 19, 1999).
       10.2(*)          ZapMe! Corporation f.k.a. Satellite Online Solutions
                        Corporation, 1997 Employee Stock Option Plan and form of
                        Agreement (WHICH IS INCORPORATED HEREIN BY REFERENCE TO THE
                        REGISTRANT'S REGISTRATION STATEMENT ON FORM, S-1/A FILED
                        AUGUST 5, 1999).
       10.3(*)          ZapMe! Corporation 1998 Stock Plan, as amended and restated
                        August 2, 1999 and form of Agreement (WHICH IS INCORPORATED
                        HEREIN BY REFERENCE TO THE REGISTRANT'S REGISTRATION
                        STATEMENT ON FORM, S-1/A FILED OCTOBER 19, 1999).
       10.4(*)          ZapMe! Corporation 1999 Employee Stock Purchase Plan and
                        form of Agreement (WHICH IS INCORPORATED HEREIN BY REFERENCE
                        TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM, S-1/A
                        FILED AUGUST 5, 1999).
       10.5(*)          Common Stock Purchase Agreement dated September 1, 1997 by and between the Company and John Evleth (WHICH IS
                        INCORPORATED HEREIN BY REFERENCE TO THE REGISTRANT'S
                        REGISTRATION STATEMENT ON FORM, S-1/A FILED AUGUST 5, 1999).
       10.6(*)          Common Stock Purchase Agreement dated September 1, 1997 by and between the Company and Darryl Deaton (WHICH IS
                        INCORPORATED HEREIN BY REFERENCE TO THE REGISTRANT'S
                        REGISTRATION STATEMENT ON FORM, S-1/A FILED AUGUST 5, 1999).
       10.7(*)          Employment Agreement dated June 1, 1997 by and between the
                        Company and Darryl N. Deaton (WHICH IS INCORPORATED HEREIN
                        BY REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON
                        FORM, S-1/A FILED AUGUST 5, 1999).
       10.8(*)          Employment Offer Letter dated March 24, 1999 between the
                        Company and Robert J. Rudy (WHICH IS INCORPORATED HEREIN BY
                        REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON
                        FORM, S-1/A FILED AUGUST 5, 1999).
       10.9(*)          Employment Offer Letter dated April 7, 1999 between the
                        Company and Donald D. Kingsborough (WHICH IS INCORPORATED
                        HEREIN BY REFERENCE TO THE REGISTRANT'S REGISTRATION
                        STATEMENT ON FORM, S-1/A FILED AUGUST 5, 1999).

       EXHIBIT
       NUMBER                               EXHIBIT DESCRIPTION
---------------------                       -------------------
       10.10(*)         Settlement Agreement and Mutual Release dated January 29,
                        1999 between the Company and Joshua K. Marks (WHICH IS
                        INCORPORATED HEREIN BY REFERENCE TO THE REGISTRANT'S
                        REGISTRATION STATEMENT ON FORM, S-1/A FILED AUGUST 5, 1999).
       10.11(*)         Warrant Agreement between the Company and FirstCorp, dated as of November 30, 1998 (WHICH IS INCORPORATED HEREIN BY
                        REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON
                        FORM, S-1/A FILED AUGUST 5, 1999).
       10.12(*)         Warrant Agreement between the Company and Sylvan Learning
                        Systems dated as of March 3, 1999 (WHICH IS INCORPORATED
                        HEREIN BY REFERENCE TO THE REGISTRANT'S REGISTRATION
                        STATEMENT ON FORM, S-1/A FILED AUGUST 5, 1999).
       10.13(*)         Warrant Agreement between the Company and FirstCorp, dated as of February 23, 1999 (WHICH IS INCORPORATED HEREIN BY
                        REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON
                        FORM, S-1/A FILED AUGUST 5, 1999).
       10.14(*)         Warrant Agreement between the Company and Barry R. Minsky, dated as of May 7, 1998 (WHICH IS INCORPORATED HEREIN BY
                        REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON
                        FORM, S-1/A FILED AUGUST 5, 1999).
       10.15(*)         Office Lease between the Company and Alexander Properties
                        Company, dated August 6, 1997, and Addendums dated August 7,
                        1998, September 15, 1998, October 14, 1998, October 22, 1998
                        and April 16, 1999 (WHICH IS INCORPORATED HEREIN BY
                        REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON
                        FORM, S-1/A FILED AUGUST 5, 1999).
       10.16(*)         Form of School Subscription Agreement (WHICH IS INCORPORATED
                        HEREIN BY REFERENCE TO THE REGISTRANT'S REGISTRATION
                        STATEMENT ON FORM, S-1/A FILED AUGUST 5, 1999).
       10.17(*)         Form of Indemnification Agreement entered into between the
                        Registrant and its directors and officers (WHICH IS
                        INCORPORATED HEREIN BY REFERENCE TO THE REGISTRANT'S
                        REGISTRATION STATEMENT ON FORM, S-1/A FILED AUGUST 5, 1999).
      +10.18(*)         Letter Services Agreement between the Company and Spacenet,
                        Inc., dated February 10, 1999, Service Agreement dated June
                        11, 1999 and Amendment No. 1 to Services Agreement dated
                        July 19, 1999 (WHICH IS INCORPORATED HEREIN BY REFERENCE TO
                        THE REGISTRANT'S REGISTRATION STATEMENT ON FORM, S-1/A FILED
                        AUGUST 5, 1999).
      +10.19(*)         Products and Services Agreement between the Company and
                        Sylvan Learning Systems, Inc., dated March 3, 1999 (WHICH IS
                        INCORPORATED HEREIN BY REFERENCE TO THE REGISTRANT'S
                        REGISTRATION STATEMENT ON FORM, S-1/A FILED AUGUST 5, 1999).
      +10.20(*)         Letter of Understanding between the Company and Microsoft
                        Corporation, dated November 13, 1998 (WHICH IS INCORPORATED
                        HEREIN BY REFERENCE TO THE REGISTRANT'S REGISTRATION
                        STATEMENT ON FORM, S-1/A FILED AUGUST 5, 1999).
      +10.21(*)         Marketing Agreement between the Company and New Sub
                        Services, dated August 3, 1999(WHICH IS INCORPORATED HEREIN
                        BY REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON
                        FORM, S-1/A FILED AUGUST 5, 1999).
      +10.22(*)         Memorandum of Understanding between the Company and School
                        Specialty, Inc. (WHICH IS INCORPORATED HEREIN BY REFERENCE
                        TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM, S-1/A
                        FILED AUGUST 5, 1999).
       10.23(*)         Advertising Pilot Agreement between the Company and Xerox
                        Channels Group, dated June 30, 1999 (WHICH IS INCORPORATED
                        HEREIN BY REFERENCE TO THE REGISTRANT'S REGISTRATION
                        STATEMENT ON FORM, S-1/A FILED AUGUST 5, 1999).
       10.24(*)         Voting Agreement among the Company, Lance Mortensen and
                        QuestMark Partners, L.P., dated May 28, 1999 (WHICH IS
                        INCORPORATED HEREIN BY REFERENCE TO THE REGISTRANT'S
                        REGISTRATION STATEMENT ON FORM, S-1/A FILED SEPTEMBER 13,
                        1999).
       10.25(*)         Restricted Stock Purchase Agreement dated September 13, 1999 by and between the Company and Rick Inatome (WHICH IS
                        INCORPORATED BY REFERENCE TO THE REGISTRANT'S 10-Q FILING
                        FILED ON DECEMBER 3, 1999).

       EXHIBIT
       NUMBER                               EXHIBIT DESCRIPTION
---------------------                       -------------------
       10.26(*)         Restricted Stock Purchase Agreement dated September 13, 1999 by and between the Company and Lance Mortensen (WHICH IS
                        INCORPORATED BY REFERENCE TO THE REGISTRANT'S 10-Q FILING
                        FILED ON DECEMBER 3, 1999).
       10.27            Restricted Stock Purchase Agreement dated December 21, 1999 by and between the Company and Rick Inatome.
       10.28            Employment Offer Letter dated September 20, 1999 by and
                        between the Company and W. Scott Burwell.
       10.29            Employment Offer Letter dated November8, 1999 by and between the Company and Philip Wise.
       10.30            Employment Offer Letter dated December 21, 1999 by and
                        between the Company and R. Kimberly Gaynor.
      +10.31            Amended and Restated Services Agreement by and between the
                        Company and Spacenet, Inc., dated September 30, 1999.
       10.32            Office Sublease by and between the Company and Silicon
                        Graphics, Inc. dated November 8, 1999.
       10.33            Office Sublease by and between the Company and Lanier
                        Worldwide, Inc., dated December 9, 1999.
       10.34            Office lease by and between the Company and Spieker
                        Properties LP dated September 14, 1999.
       21.1(*)          Subsidiaries of the Registrant (WHICH IS INCORPORATED HEREIN
                        BY REFERENCE TO THE REGISTRANT'S REGISTRATION STATEMENT ON
                        FORM, S-1/A FILED SEPTEMBER 28, 1999).
       23.1             Consent of Ernst & Young LLP, Independent Auditors.
       24.1             Power of Attorney (WHICH IS INCLUDED AS PART OF THE
                        SIGNATURE PAGE OF THIS 10-K)
       27.1             Financial Data Schedule.

------------------------

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(*) Previously filed.

    (b) Financial Statement Schedules

Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 30(th) day of March 2000.

                                                       ZAPME! CORPORATION

                                                       By:               /s/ RICK INATOME
                                                            -----------------------------------------
                                                                           Rick Inatome
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. Flynn, as such person's attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Transition Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on March 30, 2000 on behalf of the Registrant and in the capacities indicated:

              SIGNATURE                                  TITLE
              ---------                                  -----
          /s/ RICK INATOME             President, Chief Executive Officer
    ----------------------------         (PRINCIPAL EXECUTIVE OFFICER) and
            Rick Inatome                 Director

           /s/ KEN TINSLEY
    ----------------------------       Treasurer (PRINCIPAL FINANCIAL OFFICER)
             Ken Tinsley

       /s/ R. KIMBERLY GAYNOR          Executive Vice President and Chief
    ----------------------------         Management Officer (PRINCIPAL EXECUTIVE
         R. Kimberly Gaynor              OFFICER)

         /s/ LANCE MORTENSEN
    ----------------------------       Chairman of the Board of Directors
           Lance Mortensen

         /s/ MICHAEL ARNOUSE
    ----------------------------       Director
           Michael Arnouse

         /s/ DOUGLAS BECKER
    ----------------------------       Director
           Douglas Becker

         /s/ THOMAS HITCHNER
    ----------------------------       Director
           Thomas Hitchner

            /s/ JACK KEMP
    ----------------------------       Director
              Jack Kemp