Form 10-Q
period 2000-03-31
ZAPME CORP
filed 2000-05-15
CIK 1084561

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       or

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

                           3000 EXECUTIVE PARKWAY #150
                           SAN RAMON, CALIFORNIA 94583
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (925) 543-0300

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes /X/ No / /

    The number of shares of the issuer's Common Stock outstanding as of April 28, 2000 was 43,994,104.

================================================================================

                                      INDEX

                                                                  PAGE
                                                                  ----
         PART I FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999................................      3
         Consolidated Statements of Operations for the three
         months March 31, 2000 and 1999.......................      4
         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2000 and 1999.................      5
         Notes to Consolidated Financial Statements...........      6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................      9
Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk..........................................     24

         PART II OTHER INFORMATION
Item 1.  Legal Proceedings....................................     25
Item 2.  Changes in Securities and Use of Proceeds............     25
Item 3.  Defaults Upon Senior Securities......................     26
Item 4.  Submission of Matters to a Vote of Security Holders..     26
Item 5.  Other Information....................................     26
Item 6.  Exhibits and Reports on Form 8-K.....................     26

Signatures....................................................     27

                               ZAPME! CORPORATION

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     MARCH 31,  DECEMBER 31,
                                                                       2000        1999
                                                                   -----------  ------------
                                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.....................................     $ 98,275     $112,714
  Accounts receivable...........................................        3,222        1,500
  Other receivables.............................................        2,447        3,344
  Notes receivable from stockholder.............................          669          134
  Prepaid expenses and other current assets.....................          795          801
                                                                     --------     --------
Total current assets............................................      105,408      118,493

Equipment, net..................................................       39,112       30,393
Restricted cash.................................................          571          565
Other assets....................................................        2,722        1,741
                                                                     --------     --------
Total assets....................................................     $147,813     $151,192
                                                                     --------     --------
                                                                     --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses.........................     $  8,639     $ 10,117
  Accrued compensation and related expenses.....................        1,335        1,723
  Deferred revenue..............................................          127          677
  Current portion of capital lease obligations..................       13,977       11,070
                                                                     --------     --------
Total current liabilities.......................................       24,078       23,587

Capital lease obligations.......................................       18,008       13,292
                                                                     --------     --------
Total liabilities...............................................       42,086       36,879

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value:
     Authorized shares - 5,000,000 at March 31, 2000 and
       December 31, 1999
     Issued and outstanding shares - none at March 31, 2000 and
       December 31, 1999
  Common stock, $0.01 par value:
     Authorized shares - 200,000,000 at March 31, 2000 and
       December 31, 1999
     Issued and outstanding shares - 43,966,397 at March 31,
       2000 and 43,803,781 at December 31, 1999.................      183,431      183,765
  Deferred stock compensation...................................       (9,192)     (11,642)
  Receivable due from stockholder...............................       (6,500)      (6,500)
  Accumulated deficit...........................................      (62,012)     (51,310)
                                                                     --------     --------
Total stockholders' equity (deficit)............................      105,727      114,313
                                                                     --------     --------
Total liabilities, redeemable convertible preferred stock and
  stockholders' equity (deficit) ...............................     $147,813     $151,192
                                                                     --------     --------
                                                                     --------     --------

           See accompanying Notes to Consolidated Financial Statements

                               ZAPME! CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                  2000          1999
                                                ----------------------
Revenue...................................      $  1,254     $      6
Revenue from affiliates...................         4,156            -
                                                ---------    ---------
Total Revenue.............................      $  5,410     $      6

Costs and expenses:
  Cost of services........................         4,647          212
  Research and development................         1,363          472
  Sales and marketing.....................         2,327          864
  General and administrative..............         6,170          860
  Amortization of deferred stock
    compensation..........................         2,028          882
                                                ---------    ---------
Total costs and expenses..................        16,535        3,290
                                                ---------    ---------
Loss from operations......................       (11,125)      (3,284)
Interest income (expense), net............           423           (3)
                                                ---------    ---------
Net Loss..................................      $(10,702)    $ (3,287)
                                                ---------    ---------
                                                ---------    ---------
Accretion and dividend on redeemable
  convertible preferred stock.............            --         (580)
                                                ---------    ---------

Net loss applicable to common
  stockholders............................       (10,702)      (3,867)
                                                ---------    ---------
                                                ---------    ---------

Net loss per share
  Basic and diluted.......................         (0.25)       (0.25)
                                                ---------    ---------
                                                ---------    ---------

Pro forma basic and diluted...............            --        (0.14)
                                                ---------    ---------
                                                ---------    ---------

Shares used in calculation of net loss per
  share:
  Basic and diluted.......................        42,236       13,234
                                                ---------    ---------
                                                ---------    ---------

Pro forma basic and diluted...............            --       23,496
                                                ---------    ---------
                                                ---------    ---------


           See accompanying Notes to Consolidated Financial Statements

                               ZAPME! CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              2000        1999
                                                            ---------------------
OPERATING ACTIVITIES
Net loss...............................................     $(10,702)    $(3,287)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Amortization of deferred stock compensation.......         2,028         882
    Depreciation and amortization.....................         3,152         241
    Common stock issued for services..................             9           -
    Warrant issued for services.......................            49           -
    Changes in operating assets and liabilities:
      Accounts receivable.............................        (1,721)        (46)
      Other receivables...............................           898          (2)
      Prepaid expenses and other current assets.......             6         (27)
      Restricted cash.................................            (7)       (202)
      Other assets....................................        (1,095)        (34)
      Accounts payable and accrued expenses...........        (1,476)        775
      Accrued compensation and related expenses.......          (388)        256
      Deferred revenue................................          (550)          -
                                                            ---------    --------
Net cash used in operating activities..................       (9,797)     (1,444)

INVESTING ACTIVITIES
Purchase of equipment, net.............................       (1,708)       (140)
Notes receivable from stockholder......................         (535)          -
                                                            ---------    --------
Net cash used in investing activities..................       (2,243)       (140)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net.........            -       9,904
Proceeds from the issuance of common stock, net........          147           7
Proceeds from borrowings on notes payable..............            -         700
Payments on lease obligations..........................       (2,546)        (48)
                                                            ---------    --------
Net cash provided by (used in) financing activities....       (2,399)     10,563
                                                            ---------    --------

Increase (decrease) in cash and cash equivalents.......      (14,439)      8,979
Cash and cash equivalents at beginning of period.......      112,714         815
                                                            ---------    --------
Cash and cash equivalents at end of period.............     $ 98,275     $ 9,794
                                                            ---------    --------
                                                            ---------    --------

SUPPLEMENTAL DISCLOSURES:
Conversion of notes payable to stockholders to
  preferred stock.....................................      $      -     $   200
                                                            ---------    --------
                                                            ---------    --------

Accretion and dividends of redeemable preferred stock..     $      -     $   113
                                                            ---------    --------
                                                            ---------    --------
Accretion of mandatory dividends and guaranteed return
  of preferred stock...................................     $      -     $   467
                                                            ---------    --------
                                                            ---------    --------

Capital lease obligations incurred.....................     $ 10,168     $ 2,900
                                                            ---------    --------
                                                            ---------    --------

Warrants issued in connection with lease financing.....     $      -     $     2
                                                            ---------    --------
                                                            ---------    --------

Warrants issued in connection with Products and Services
  Agreement............................................     $      -      $  750
                                                            ---------     -------
                                                            ---------     -------

Cash paid for interest.................................     $  1,194      $   17
                                                            ---------     -------
                                                            ---------     -------


           See accompanying Notes to Consolidated Financial Statements

                               ZAPME! CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of r)Star Broadband Networks, Inc., a Delaware Corporation, a wholly owned subsidiary of ZapMe! All significant intercompany accounts and transaction have been eliminated in consolidation. In this document, ZapMe! and its subsidiary are collectively referred to as the "Company."

     The unaudited consolidated financial information as of March 31, 2000 and March 31, 1999 include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necssarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements as of December 31, 1999 and related notes.

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

     The calculation of historical basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             ----------------------
                                               2000          1999
                                             ----------------------
Historical:
Net loss..................................   $(10,702)     $(3,287)
Accretion and dividend on redeemable
  convertible preferred stock                      --         (580)
                                             --------      -------
Net Loss applicable to common stockholders   $(10,702)     $(3,867)
                                             --------      -------
                                             --------      -------

Weighted average shares of common stock
  outstanding.............................     43,891       14,289
Less: Weighted average shares subject to
  repurchase..............................     (1,655)      (1,055)
                                             --------      -------
Weighted average shares of common stock
  outstanding used in computing basic and
  diluted net loss per share..............     42,236       13,234
                                             --------      -------
                                             --------      -------
  Basic and diluted net loss per share....   $  (0.25)     $ (0.25)
                                             --------      -------
                                             --------      -------

Pro forma:
Net loss..................................   $     --       $3,287

                                             --------      -------
Weighted average shares of common stock
  outstanding used in computing based and
  diluted net loss per share (from
  above)..................................         --       13,234
Adjustment to reflect the effect of the
  conversion of preferred stock from the
  date of issuance........................         --       10,311
                                             --------      -------
Weighted average shares of common stock
  outstanding used in computing basic and
  diluted net loss per share..............         --       23,545
                                             --------      -------
                                             --------      -------
  Pro forma basic and diluted net loss
  per share...............................         --      $ (0.14)
                                             --------      -------
                                             --------      -------




3.   STOCKHOLDERS' EQUITY

     In October 1999, the Company completed its Initial Public Offering and all shares of preferred stock were converted into common stock. Subsequent to the Initial Public Offering, the Company authorized 5 million shares of an additional series of preferred stock. As of December 31, 1999, no shares were issued and outstanding. The holders of Series C preferred stock were accreted dividends in 1999. Additionally, redemption value privileges were accreted and charged to accumulated deficit in 1999. Holders of the Series C, D, and E preferred stock received liquidation preferences in the form of common stock in connection with the Initial Public Offering, in the amount of 309,299, 456,902, and 35,758 shares, respectively, in the aggregate amount of $6,393,552.

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

WARRANTS

The Company had the following warrants outstanding at March 31, 2000 to purchase shares of stock:


                                         EXERCISE PRICE PER
    NUMBER OF SHARES   PREFERRED STOCK         SHARE          EXPIRATION OF WARRANTS
    ----------------   ---------------   ------------------   ----------------------
         250,000          Series B             $3.00              May 2003
         250,000          Series B              3.50              May 2003
         100,000          Series D              5.00              June 2004
         150,000          Common                5.00              December 2003
          50,000          Common                5.00              June 2004
          30,000          Common                5.00              October 2000
          12,500          Common                8.00              October 2000
         842,500


INITIAL PUBLIC OFFERING

    In October 1999, the Company completed an initial public offering in which the Company sold 9,000,000 shares of its common stock at a price of $11.00 per share. Concurrently with the underwritten initial public offering, the Company sold to various stockholders associated with Gilat Satellite Networks, at $10.23 per share, an aggregate of 488,753 shares of the Company's common stock. The proceeds to the Company from the offerings, after deducting underwriting discounts and commissions, were approximately $97.1 million. Upon closing of the underwritten offering, all of the Company's then outstanding preferred stock converted into common stock. After the offering, the Company's authorized capital consists of 205,000,000 shares of capital stock (200,000,000 shares of common stock and 5,000,000 shares of preferred stock) of which approximately 43,994,104 shares of common stock were outstanding at April 28, 2000.

4.   COMMITMENTS AND CONTINGENCIES

     In June 1999, the Company entered into an agreement whereby a minimum number of school sites would be established and maintained for a fixed monthly fee for a minimum of three years. In September 1999, the agreement was amended and the fixed monthly fee on the minimum number of sites was increased, which increased the maximum obligation on installed sites to approximately $60.6 million. Additionally, the Company will record an asset and related lease obligation for all equipment for which ownership is transferred to the Company. As of March 31, 2000, approximately 1,200 sites have been deployed under the agreement.

5.   RELATED PARTY TRANSACTIONS

     In August 1999 a majority of the Company's directors approved the issuance of an immediately exercisable option to purchase 300,000 shares of the Company's common stock to a director of the Company at an exercise price of $5.00 per share. The shares were and are subject to a right of repurchase in favor of the Company, which will expire at a rate of one third each anniversary date of the date of grant. In September 1999, the officer exercised the right to purchase the shares. The Company recorded deferred stock compensation of approximately $1.8 million, which will be amortized by charge to operations over the vesting period of the stock using a graded vesting method. The Company has also agreed to loan the amount necessary to pay for the aggregate purchase price of the option, which will be secured by a full recourse promissory note. The note has a term of four years and bears an interest rate of 5.98%.

     In September 1999, the Company hired a new chief executive officer. As part of the officer's employment agreement, the Company granted a right to purchase one million shares of the Company's common stock at an exercise price of $5.00 per share. The shares are subject to a right of repurchase in favor of the Company, which will expire at a rate of twenty-five percent on the first anniversary of the grant date and one forty-eighth of the shares at the end of each month thereafter. In September 1999, the officer exercised the right and the Company recorded deferred stock compensation of approximately $6.0 million, which will be amortized by a charge to operations over the vesting period of the stock using a graded vesting method. The Company has also lent the amount necessary to pay for the aggregate purchase price of the option, which is secured by a full recourse promissory note. The note has a term of four years and bears an interest rate of 5.98%.

     The Company recorded revenue totaling $4,156,000 in the three-month period ended March 31, 2000 from affiliates with which the Company has strategic business alliances for sponsorship and advertising, representing 77% of total revenue for the period. The Company shares common board members with these affiliates and/or the affiliates own more than 5% each of the Company's outstanding common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     The discussion in this Report on Form 10-Q contains certain trend analysis and other forward-looking statements. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar import are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties, which are difficult to predict. Therefore, our actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under "Certain Risk Factors Which May Impact Future Operating Results" and other risks detailed from time to time in reports filed with the SEC.

     All forward-looking statements of the Company are qualified by and should be read in conjunction with such risk disclosure. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

     ZapMe! has built and is expanding the country's largest broadband Internet Media Network specializing in education. ZapMe!'s solution utilizes "always on" satellite technology which delivers technology tools and educational resources to schools at no cost to the schools. We believe that by providing PC's, software, installation, and support along with broadband connectivity to the Internet, we will help bridge the digital divide and provide students of all social and economic backgrounds access to the technology and information that are critical in today's knowledge-based economy.

     We commenced operations in June 1997 and began offering sponsorships through our proprietary network in December 1998. From inception through March 31, 2000, our activities primarily consisted of:

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

     In order to achieve our strategic plan, we intend to continue to invest heavily in deploying our network, marketing and promotion, technology and operations. We lease and purchase the computer equipment we install in schools--including PCs, monitors, servers and printers--on customary terms for sales made for educational purposes from our partners, some of which are also sponsors.

     As of March 31, 2000, we had deployed ZapMe! labs to approximately 1,800 schools in 45 states. Total student enrollment in schools with deployed ZapMe! labs was over 1.5 million, each of whom had access to a ZapMe! user account. Additionally, over 830 school districts had approved and signed our three-year agreement which permits us to install ZapMe! labs in over 3,700 additional middle and high schools.

     We have incurred net losses of approximately $43.4 million for the period of inception through March 31, 2000. We expect to incur additional losses for the foreseeable future due to the increased cost of sales and marketing, advertising and promotion, expanded network features and research and development. We expect that the size of these losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     REVENUE. To date, the Company has generated revenue primarily from content sponsorship fees paid by strategic partners. Four sponsors - Inacom, Toshiba, Gilat, and Sylvan - accounted for approximately 77% of our revenue in the three months ended March 31, 2000.

     We derive revenue from sponsorship, e-commerce and network services. Sponsorship revenue consists of fees charged for messages delivered over our network. Revenue related to sponsorship of content on our network is generally recognized over the time periods that the sponsorship is provided unless such sponsorship is based on delivery of a minimum number of impressions, in which case revenue is recognized as the impressions are delivered. E-commerce revenue consists of referral fees and commissions on transactions facilitated and referred through our network. Revenue from e-commerce is recognized upon notification from the contracting partner that a qualifying sale has occurred. Network services revenue is derived from the distribution of content and products delivered through our network, and from educational services delivered in the ZapMe! labs such as teacher training, tutoring and other educational programs offered through a strategic alliance with Sylvan Learning Systems. Network services and other revenue is recognized in the time period in which the underlying service is delivered. Network services and other revenue also include revenue from our five-year agreement with Sylvan which provides for a sharing of revenue derived from the delivery of Sylvan programs in ZapMe! computer labs. This agreement allows Sylvan to offer student tutoring, teacher training, and other programs in the ZapMe! computer labs. Fees payable under this agreement are based on a rate for installed schools available for use by Sylvan. To date, no programs have been offered under this arrangement, and additionally no material e-commerce or network services have been delivered and no significant revenue has been recognized by ZapMe!.

     COSTS OF REVENUE. Costs of revenue consist primarily of depreciation on network equipment, including computers placed in schools, allowances for the cost of equipment replacement not covered by manufacturers' warranties, and the cost of operating our satellite communications network. The costs associated with this form of telecommunication include (1) the cost of land-based equipment, or "earth segment," such as the satellite dish, hubs, send and receive cards located inside the network servers and land-based phone service and (2) the cost of the link to and from the satellite, or "space segment." ZapMe! provides much of its earth segment to schools by purchasing satellite dishes, hubs and send/receive cards for its network servers. ZapMe! purchases the space segment pursuant to fixed price agreements. Commencing July 1999, a space segment vendor began to install and lease satellite dishes as well as provide space segment under a long-term fixed-price per school contract.

     OPERATING EXPENSES. Our operating expenses consist primarily of sales and marketing, research and development and general and administrative expenses. Research and development expenses consist primarily of compensation and consulting expenses associated with the development and refinement of the ZapMe! user interface, the satellite network, content and quality assurance. To date, we have not capitalized any software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 because we believe that our process for developing software is essentially completed concurrent with the establishment of technological feasibility. As a result, all development costs have been expensed as incurred. Sales and marketing expenses consist primarily of salaries, commissions, travel expenses, advertising expenses, costs of promotional programs, trade show expenses, seminars and costs of marketing materials. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal and information technology personnel, support services, facilities costs and professional services fees.

     AMORTIZATION OF DEFERRED STOCK COMPENSATION. We recorded amortization of deferred stock compensation of approximately $2.0 million during the quarter ended March 31, 2000 as a result of stock options granted during 1998 and 1999 and shares of common stock sold to officers of ZapMe! at prices below the deemed fair market value at the date of grant. Deferred stock compensation is amortized over the vesting period of the options, generally three to four years, or the performance period for various warrants we granted using a graded vesting method. As a result, amortization of deferred stock compensation will adversely impact our operating results for the next four years.

     Future amortization expense is estimated to be approximately $4.7 million for the remaining nine months of 2000, and approximately $3.1 million, $1.2 million and $202,000 for 2001, 2002 and 2003, respectively.

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

     NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. We recorded accretion and a dividend on our redeemable convertible preferred stock of approximately $580,000 for the three months ended March 31, 1999 and none for the three months ended March 31, 2000.

RESULTS OF OPERATIONS

     REVENUE. Total revenues increased to approximately $5.4 million for the three months ended March 31, 2000. Because we were in the development stage in the first fiscal quarter of 1999, substantially no revenue was reported for the three months ended March 31, 1999. Four sponsors - Inacom, Toshiba, Gilat, and Sylvan - accounted for approximately 77% of our total revenue for the three months ended March 31, 2000. During the three month period ended March 31, 2000, we added approximately 16 new sponsors.

     COSTS OF REVENUE. Costs of revenue increased to approximately $4.6 million for the three months ended March 31, 2000. Given the minimal network deployment level in early 1999, costs of revenue for the three months ended March 31, 1999 were just $212,000. The increase in 1999 and 2000 was due primarily to 1) depreciation related to network equipment installed in significantly more schools, 2) space segment costs related to the increased number of installed schools, and 3) call center costs to support users. We expect costs of revenue to continue to increase with the ongoing deployment of the ZapMe! network.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased to approximately $1,363,000 for the three months ended March 31, 2000 from approximately $472,000 for the three months ended March 31, 1999. The increase was due primarily to increased payroll and consulting fees as we continue to develop our network capabilities. Initial tests of our two-way satellite technology were successful. We expect to increase installation of this technology during the second half of the year. We believe that continued investment in research and development will contribute to attaining our strategic objectives and, as a result, expect research and development expenses to increase in future periods.

     SALES AND MARKETING. Sales and marketing expenses increased to approximately $2.3 million for the three months ended March 31, 2000 from approximately $864,000 for the three months ended March 31, 1999. The increase in the level of expense was due primarily to compensation associated with the increased number of sales and marketing personnel and related overhead, and increased travel costs associated with our direct selling efforts. We expect selling and marketing expenses to increase in absolute dollars in future periods as we hire additional personnel, promote our home client, and develop incentive programs to increase in-school and at home usage of the ZapMe! network.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to approximately $6.2 million for the three months ended March 31, 2000 from approximately $860,000 for the three months ended March 31, 1999. The increase in the level of expenses is due primarily to litigation and other reserves and increased personnel and related overhead necessary to support our increased scale of operations, particularly the addition of key executive staff. We expect general and administrative expenses to increase as we expand our operations.

     AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation increased to approximately $2.0 million for the three months ended March 31, 2000 from approximately $882,000 for three months ended March 31, 1999. The deferred stock compensation is amortized over the vesting period of the related options using a graded vesting method.

     INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased to approximately $423,000 for the three months ended March 31, 2000 from approximately $(3,000) for the three months ended March 31, 1999. The increase is due to substantially higher interest income on cash balances derived primarily from proceeds from our initial public offering of Common Stock in October, 1999.

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

     Net cash used in operating activities increased to approximately $9.8 million for the three months ended March 31, 2000 from approximately $1.4 million for the three months ended March 31, 1999. In each period, cash used by operating activities was primarily a result of the net losses for such period offset by amortization deferred stock compensation. The increase in the current period was due to a larger net loss.

     Net cash used in investing activities increased to approximately $2.2 million for three months ended March 31, 2000 from approximately $140,000 for the three months ended March 31, 1999. The uses in each period resulted from the acquisition of capital assets, primarily leased computer equipment installed in schools and our office, as well as notes receivable from stockholders in the current period.

     Cash provided by (used in) financing activities decreased to approximately $(2.4) million for three months ended March 31, 2000 from approximately $10.6 million for the three months ended March 31, 1999. The decrease was attributable to no new stock issuance in the current period and increased payments on lease obligations.

     Capital lease obligations incurred increased to approximately $10.2 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. Lease financing was used primarily to acquire and install computer equipment in schools. The increase was due to higher school deployment levels in the current period.

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

CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

     We incurred net losses of approximately $43.4 million for the period of inception through March 31, 2000. These losses resulted primarily from costs related to developing the ZapMe! network, deploying the ZapMe! network to schools and developing content and features for the ZapMe! network. We have not achieved profitability. We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth in our revenues from our sponsors, e-commerce offerings and network services and on the level of our expenses. We intend to increase our operating expenses substantially as we:

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

     OUR METHODS OF GENERATING REVENUES ARE NEW AND LARGELY UNTESTED.

     The success of our business will depend on our ability to generate revenue. We have only recently begun to generate revenue, and because our methods of generating revenue are new and largely untested we may generate lower revenues than we expect. Further, if we are unable to generate multiple new sources of revenue, our future revenue growth will suffer. Currently, we expect to receive the majority of our revenue from:

     -    sponsorships;

     -    e-commerce; and

     -    network services, including marketing and profit sharing fees.

     From inception through March 31, 2000, we generated approximately 90% of our revenue from sponsorships. Although we expect to generate a portion of our future revenue through e-commerce and network services, we have not generated any material e-commerce or network service revenue through March 31, 2000. As a result, our expected primary methods of generating revenue are relatively new to us and largely untested.

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

     The success of our e-commerce initiative depends on our adult users--parents, teachers and administrators--being willing to engage in commerce over our network and more generally upon the adoption of the Internet as a medium for commerce by a broad base of customers and our users. If this market fails to develop or develops more slowly than expected, or if our e-commerce services do not achieve market acceptance, our revenue generated from e-commerce will be lower than expected.

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

     We must also encourage our users to use our service regularly and for long periods of time. We have developed programs and features to encourage this type of use of our network; however, these programs could fail, in whole or in part. There are also a variety of reasons why our users might not continue to regularly use our service. Some users may dislike our community billboard which is always present on our interface. Users may find that our features and content are not sufficiently compelling to continue regular use, or may turn to other Internet providers for such services such as e-mail. A number of our users may not actively use our service for periods of time. If we are not able to demonstrate to our sponsors that we have an active and growing user base, sponsors may choose not to enter into sponsorship agreements with us and our revenue generated from sponsorships would suffer.

WE RELY HEAVILY ON OUR KEY PARTNERS AND IF THEY TERMINATE THEIR STRATEGIC ALLIANCES WITH US OR IF THE ARRANGEMENT FAILS TO MEET OUR OBJECTIVES WE MAY EXPERIENCE DIFFICULTY OR DELAYS IN INSTALLING AND MAINTAINING OUR NETWORK AND OUR REVENUE GROWTH MAY SUFFER.

     Our current strategic alliance relationships include: Ask Jeeves, Classroom Connect, Dell, Inacom, Microsoft, New Sub Services, School Specialty, Spacenet, Sylvan, Toshiba, Xerox and Yahoo!. We rely heavily on our strategic alliance relationships. These agreements involve many aspects of our business and in some cases include the sale of equity securities to these companies. These types of arrangements are complex and will require a great deal of effort to operate successfully. As a result, there are many risks related to these arrangements, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangement to meet the parties' objectives. If we fail to maintain these relationships, or if our partners do not perform to our expectations, our ability to deploy our network to additional schools, the performance of our network, and our ability to generate revenues may all be harmed. Specific examples of these strategic alliance relationships include: (1) our agreements with Sylvan relating to the use of our network and labs outside of school hours, (2) our agreement with Dell relating to the acquisition and integration of our computer lab equipment, and (3) our agreements with Spacenet relating to the installation of our network and labs as well as the operation of our network.

WE ARE DEPENDENT ON THIRD PARTIES TO DEPLOY OUR NETWORK TO SCHOOLS AND SUPPORT IT ONCE INSTALLED.

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

     A substantial portion of our sponsorship revenue is and will continue to be derived from short-term contracts. Consequently, we may not be able to command higher prices typically associated with more comprehensive arrangements. Further, many of our sponsors are able to cease sponsorship of our network quickly and without penalty, thereby increasing our exposure to competitive pressures. Our current sponsors may discontinue sponsorship of our network and we may not be able to secure new contracts from existing or future sponsors at attractive rates or at all.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM A SMALL NUMBER OF SPONSORS AND OUR REVENUE MAY DECLINE SIGNIFICANTLY IF ANY MAJOR SPONSOR CANCELS OR DELAYS A PURCHASE.

     A small number of sponsors account for a significant portion of our revenue, and we anticipate that this trend will continue. For example, in the near-term we expect to derive a substantial portion of our revenue from an agreement with Sylvan, and anticipate that this agreement will continue to account for a meaningful percentage of our revenue through December 31, 2003, when it expires. Four sponsors - Inacom, Toshiba, Gilat, and Sylvan - accounted for approximately 77% of our revenue during the three months ended March 31, 2000. Our revenue from sponsorships will not increase if we are unable to renew our material agreements, replace such agreements with similar agreements with new sponsors, or sufficiently diversify our sponsor base so that we do not rely on a small number of sponsors for a significant portion of our revenue.

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

Orbiting satellites are subject to the risk of failing prematurely due to mechanical failure, a collision with objects in space or an inability to maintain proper orbit. Any such loss of the use of the satellite could prevent us from delivering our services. This interruption in services would continue until either a new substitute satellite is placed into orbit, or until our services were moved to a different satellite. Moving to an alternate satellite would require us to redirect all of the satellite dishes in our network-a very time consuming and expensive process. The loss of a satellite could also result in increased costs of using satellites. We are dependent on transmissions from the satellite to our customer sites, and these transmissions may be interrupted or experience other difficulty, which could result in service interruptions and delays in our network. In addition, the use of the satellite to provide transmissions to our customers requires a direct line of sight between the satellite and the receiver at the school and is subject to distance and rain attenuation. In markets which experience heavy rainfall we may need to use greater power to maintain transmission quality. Such changes may require Federal Communications Commission, or FCC, approval which may not be granted.

WE MAY BE SUBJECT TO THIRD PARTY ABUSES OF OUR NETWORK, SUCH AS "SPAM" OR "HACKING," WHICH COULD LEAD TO INTERRUPTIONS IN OUR SERVICE AND OTHER ADVERSE CONSEQUENCES WHICH COULD BE EXPENSIVE TO FIX, SUBJECT US TO LIABILITY OR RESULT IN LOWER USE OF OUR NETWORK THAN WE EXPECT.

     The future success of our business depends on the security of our network. Computer viruses or problems caused by our users or other third parties, such as the sending of excessive volumes of unsolicited bulk e-mail or "spam," could lead to interruptions, delays, or cessation in service to our users. In addition, the sending of "spam" through our network could result in third parties asserting claims against us. We may not prevail in such claims and our failure to do so could result in large judgments which would harm our business. Users or other third parties could also potentially jeopardize the security of confidential information stored in our computer systems by their inappropriate use of the Internet, including "hacking," which could cause losses to us or our users or deter persons from using our services. Users or third parties may also potentially expose us to liability by "identity theft," or posing as another ZapMe! user. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in our computer systems and those of our users.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED.

     We expect to use our existing cash for general corporate purposes, including expanding our sales and marketing activities, continuing investments in technology and product development and other capital expenditures, as well as working capital and other corporate expenses, including the funding of net losses from operations. We believe that our existing capital resources will be sufficient to meet our cash requirements for at least the next twelve months. However, our cash requirements are large, and depend on several factors, including cash outflows due to lease obligations, the rate of expansion of our installed school base, the availability of equipment leases on competitive terms, our success in generating revenues, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.

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

OUR NETWORK IS NEW AND WE MAY NEED TO DEVELOP TOOLS TO ATTRACT SPONSORS AND PARTNERS.

     No standard measurement currently exists to determine the effectiveness or market reach of the sponsor messages that is available on our network. We may need to develop standards and systems measuring these factors to support and promote our network as a significant advertising medium. If we fail to develop such standards, it could be difficult to attract sponsors and sponsorship revenue.

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

WE MAY BE LIABLE OR INCUR ADDITIONAL COSTS FOR OUR USE OR DISTRIBUTION OF OUR USERS' INFORMATION.

     Despite our best efforts, we could be subject to liability claims for misuses of information collected from our users, such as for unauthorized marketing purposes, and will face additional expenses to analyze and comply with increasing regulation in this area, including the Children's Online Privacy Protection Act. We could incur additional expenses, or be required to alter, or eliminate, various current practices if new regulations regarding the use or distribution of information collected online are introduced or if our privacy practices are investigated.

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

WE COULD BE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE UPON THE VESTING OF A WARRANT.

     As part of our agreement with Sylvan, we issued a warrant to purchase 150,000 shares of our common stock at $5.00 per share. This warrant becomes exercisable if Sylvan meets a specified milestone by December 31, 2003. ZapMe! recorded deferred stock compensation of approximately $557,000 as of March 31, 2000. The amount was computed using the Black-Scholes option valuation model and will be remeasured at each measurement date. ZapMe! could be required to record additional significant non-cash accounting expense based on the value of the warrant during the life of the warrant. The value of the warrant at each measurement date will depend on the value of our common stock at that time.

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

POSSIBLE INFRINGEMENT OF INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities which are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2000 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. As of March 31, 2000 we had not engaged in any foreign currency activity and had no operations outside of the United States.

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

     (a)  Not applicable.

     (b)  Not applicable.

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

          (i) During the period from January 1, 2000 through March 31, 2000, the Company granted options to purchase an aggregate of 732,771 shares of common stock to an aggregate of 89 directors, officers, employees and consultants pursuant to the Company's 1999 Stock Option Plan (the "Option Plan").

          (ii) During the period from January 1, 2000 through March 31, 2000, options to purchase an aggregate of 165,499 shares of common stock were exercised by an aggregate of 11 directors, officers, employees and consultants pursuant to the Option Plan.

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

     (d) On October 20, 1999, we commenced our underwritten initial public offering of 9,000,000 shares of common stock at $11.00 per share and a concurrent offering of 488,753 shares of common stock, at $10.23 per share, pursuant to a registration statement (No. 333-84557) (the "Initial Registration Statement") and a related registration statement (333-89367) filed pursuant to Rule 462(b) of the Securities Act. The Initial Registration Statement was declared effective by the Securities and Exchange Commission on October 19, 1999. The offering has been terminated and all shares were sold. The managing underwriters for the underwritten initial public offering were Merrill Lynch & Co., Deutsche Bank Securities Inc., Thomas Weisel Partners LLC and Wit Capital Corporation. Proceeds to the Company from the offering (after deducting underwriting fees) were approximately $97.1 million. In addition, we incurred approximately $1.6 million for expenses related to the initial public offering. As of March 31, 2000, substantially all of the net proceeds from our Initial Public Offering remain available for general corporate purposes. All net proceeds are invested in short-term financial instruments. No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     In December 1999 ZapMe! began operations of r)Star Broadband Networks, Inc., a wholly-owned subsidiary of ZapMe! Corporation. r)Star develops and provides new specialized, broadband Internet Media Networks for enterprise organizations, healthcare, higher education, entertainment and hospitality markets. The subsidiary will sell ZapMe!'s excess bandwidth, not currently used after school hours, to industries seeking affordable nationwide broadband access. Lance Mortensen, founder and former CEO of ZapMe!, is president of r)Star. He remains Chairman of the Board of Directors of ZapMe!

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

     a)   Exhibits

     The exhibits listed in the accompanying Index to Exhibits are filed as a part of this Form 10-Q.

     b)   Reports on Form 8-K

     None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ZAPME! CORPORATION
                                   (Registrant)

                                   By: /s/ Rick Inatome
                                       --------------------------------------
                                       PRESIDENTS AND CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)

                                   By: /s/ Ken Tinsley
                                       --------------------------------------
                                       TREASURER
                                       (PRINCIPAL FINANCIAL OFFICER)


Date: May 12, 2000

                                  EXHIBIT INDEX

EXHIBIT
  NO.                         DESCRIPTION
-------  --------------------------------------------------------------
 10.1    Employment Offer Letter dated September 15, 1999 by and
         between the Company and Rick Inatome.

 10.2 Employment Offer Letter Dated March 14, 2000 by and between the Company and Robert Edwards.

 10.3 Settlement Agreement and Mutual Release dated February 4, 2000 by and between the Company and Robert Stoffregen.

 11.1    Computation of Net Loss Per Share.

 27.1    Financial Data Schedule.