Form 10-Q
period 2000-06-30
ZAPME CORP
filed 2000-08-21
CIK 1084561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                                   -----------

                       COMMISSION FILE NUMBER 000-1084561

                                   -----------

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

                                   -----------

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes /X/ No / /

           The number of shares of the issuer's Common Stock outstanding as of July 31, 2000 was 45,162,423.

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----

             PART I  FINANCIAL INFORMATION
Item 1.      Consolidated Financial Statements
             Consolidated Balance Sheets as of June 30, 2000 and December 31,
                1999...........................................................................    3
             Consolidated Statements of Operations for the three months and six
                months ended June 30, 2000 and 1999............................................    4
             Consolidated Statements of Cash Flows for the six months ended June
                30, 2000 and 1999..............................................................    5
             Notes to Consolidated Financial Statements........................................    6
Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations..........................................................    9
Item 3.      Quantitative and Qualitative Disclosures about Market Risk........................   26
             PART II  OTHER INFORMATION
Item 1.      Legal Proceedings.................................................................   27
Item 2.      Changes in Securities and Use of Proceeds.........................................   27
Item 3.      Defaults Upon Senior Securities...................................................   28
Item 4.      Submission of Matters to a Vote of Security Holders...............................   29
Item 5.      Other Information.................................................................   29
Item 6.      Exhibits and Reports on Form 8-K..................................................   29
Signatures.....................................................................................   30

ZAPME! CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

                                                                                            JUNE 30,   DECEMBER 31,
                                                                                              2000         1999
                                                                                              ----         ----
                                                                                           (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents .............................................................   $81,848     $112,714
   Accounts receivable ...................................................................     9,273        1,500
   Other receivables .....................................................................     2,734        3,344
   Notes receivable from stockholder .....................................................       300          134
   Prepaid expenses and other current assets .............................................       593          801
Total current assets .....................................................................    94,748      118,493
Equipment, net ...........................................................................    42,431       30,393
Restricted cash ..........................................................................       567          565
Other assets .............................................................................     2,684        1,741
Goodwill .................................................................................    11,472         --
Total assets .............................................................................  $151,902     $151,192

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .................................................    $9,159      $10,117
   Accrued compensation and related expenses .............................................     1,605        1,723
   Deferred revenue ......................................................................        60          677
   Current portion of capital lease obligations ..........................................    16,875       11,070
Total current liabilities ................................................................    27,699       23,587
Capital lease obligations ................................................................    21,783       13,292
Total liabilities ........................................................................    49,482       36,879
Redeemable Convertible Preferred stock:
   Preferred stock, no par value issuable in series:
   Authorized shares-500,000,000 at June 30, 2000 and none at December 31, 1999...........
   Issued and outstanding shares-669,920 at June 30, 2000 and none at December 31, 1999 ..
   Common stock, $0.01 par value..........................................................     5,500
Stockholders' equity:
Authorized shares-200,000,000 at June 30, 2000 and December 31, 1999
   Issued and outstanding shares-45,073,262 at June 30, 2000
       and 43,803,781 at December 31, 1999 ...............................................   186,114      183,765
   Preferred stock .......................................................................       595         --
   Deferred stock compensation ...........................................................    (6,829)     (11,642)
   Receivable due from stockholder .......................................................    (6,500)      (6,500)
   Accumulated deficit ...................................................................   (76,460)     (51,310)
Total stockholders' equity.......... .....................................................    96,920      114,313
Total liabilities, redeemable convertible preferred stock and
   stockholders' equity ..................................................................  $151,902     $151,192


           See accompanying Notes to Consolidated Financial Statements

ZAPME! CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                                      --------                    --------
                                                                 2000          1999           2000           1999
                                                                 ----          ----           ----           ----

Revenue from non-affiliates ................................      $269          $141         $1,523           $147
Revenue from affiliates ....................................     6,987          --           11,143           --
Total Revenue ..............................................    $7,256          $141        $12,666           $147
Costs and expenses:
   Cost of revenues ........................................    11,478         1,035         16,125          1,247
   Research and development, excluding stock-based
     compensation of $189 and $69 for the three months
     ended June 30, 2000 and June 30, 1999 and $385 and
     $127 for the six months ended June 30, 2000
     and June 30, 1999 .....................................     2,311           562          3,674          1,034
   Sales and marketing, excluding stock-based compensation
     of $223 and $400 for the three months ended
     June 30, 2000 and June 30, 1999 and $435 and $444
     for the six months ended June 30, 2000 and
     June 30, 1999 .........................................     2,303         1,592          4,630          2,456
   General and administrative, excluding stock-based
     compensation of $1,663 and $1,180 for the three months
     ended June 30, 2000 and June 30, 1999 and $3,283 and
     $1,960 for the six months ended June 30, 2000 and
     June 30, 1999 .........................................     3,149         1,115          9,319          1,975
   Amortization of deferred stock compensation .............     2,075         1,649          4,103          2,531
   Amortization of Goodwill ................................       399          --              399           --
Total costs and expenses ...................................    21,715         5,953         38,250          9,243
Loss from operations .......................................   (14,459)       (5,812)       (25,584)        (9,096)
Other income (expense) .....................................        66          --               59           --
Interest income (expense), net .............................        27            32            457             29
Net Loss ...................................................  $(14,366)      $(5,780)      $(25,068)       $(9,067)

Accretion and dividend on redeemable convertible
Preferred stock ............................................       (78)       (3,191)           (78)        (3,771)
Net loss applicable to common stockholders .................   (14,444)       (8,971)       (25,146)       (12,838)

Net loss per share
   Basic and diluted .......................................     (0.34)        (0.67)         (0.59)         (0.95)

Shares used in calculation of net loss per share:
   Basic and diluted .......................................    42,464        13,352         42,350         13,517


           See accompanying Notes to Consolidated Financial Statements

ZAPME! CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                         --------
                                                                                    2000           1999
                                                                                    ----           ----

OPERATING ACTIVITIES
Net loss .......................................................................  $(25,068)      $(9,067)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred stock compensation .................................     4,103         2,531
   Depreciation and amortization ...............................................     7,152           770
   Amortization of other non-cash compensation..................................       164             0
   Amortization of goodwill ....................................................       399          --
   Changes in operating assets and liabilities:
   Accounts receivable .........................................................    (7,773)          (14)
   Other receivables ...........................................................       610        (1,063)
   Prepaid expenses and other current assets ...................................       208          (317)
   Other assets ................................................................    (1,169)          (75)
   Accounts payable and accrued expenses .......................................      (925)        1,676
   Accrued compensation and related expenses ...................................      (141)          436
   Deferred revenue ............................................................      (617)          302
Net cash used in operating activities ..........................................   (23,014)       (4,821)
INVESTING ACTIVITIES
Disposal of equipment, net .....................................................       787        (1,303)
Restricted cash ................................................................        (2)         (560)
Notes receivable from stockholder ..............................................      (166)           (4)
Purchase of eFundraising.com ...................................................    (1,850)            0
Purchase of LearningGate.com ...................................................    (1,187)            0
Net cash used in investing activities ..........................................    (2,417)       (1,867)
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net .................................         0        25,960
Proceeds from the issuance of common stock, net ................................       369            18
Proceeds from borrowings on notes payable ......................................      --             700
Payments on notes payable ......................................................      --            (500)
Payments on lease obligations ..................................................    (5,726)         (450)
Payments of dividends ..........................................................       (78)         --
Net cash provided by (used in) financing activities ............................    (5,435)       25,728
Increase (decrease) in cash and cash equivalents ...............................   (30,866)       19,040
Cash and cash equivalents at beginning of period ...............................   112,714           815
Cash and cash equivalents at end of period .....................................   $81,848       $19,855

SUPPLEMENTAL DISCLOSURES:
Conversion of notes payable to stockholders to preferred stock .................       $--          $200

Accretion and dividends of redeemable preferred stock ..........................       $78          $936

Accretion of mandatory dividends and guaranteed return of preferred stock ......       $--        $2,835

Capital lease obligations incurred .............................................   $20,010        $6,768

Warrants issued in connection with lease financing .............................       $--          $169

Warrants issued in connection with Products and Services Agreement .............       $--          $974

Cash paid for interest .........................................................    $1,349          $110

Non cash investing activities
  Preferred stock issued in purchase of eFundraising.com .......................    (6,095)          --
  Common stock issued in purchase of LearningGate.com ..........................    (2,950)          --


           See accompanying Notes to Consolidated Financial Statements

ZAPME! CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2000

1.  BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements include the accounts of the following wholly owned subsidiaries of ZapMe!
Corporation: r)Star Broadband Networks, Inc., a Delaware Corporation, eFundraising.com Corporation, a Canadian corporation, and LearningGate.com Inc., a division of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. In this document, ZapMe! and its subsidiaries are collectively referred to as the "Company."

           The unaudited consolidated financial information as of June 30, 2000 and June 30, 1999 includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements as of December 31, 1999 and related notes.

           Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

2.  BASIC AND DILUTED EARNINGS PER SHARE

           Basic and diluted net loss per share information for all periods is presented under the requirements of FASB Statement No. 128, "Earnings per Share." Basic and diluted loss per share has been computed using the weighted average number of common shares outstanding during the period, less shares that may be repurchased and excludes any anti-dilutive effects of options, warrants and convertible securities. Potentially dilutive issuances have also been excluded from computation of diluted net loss per share as their inclusion would be antidilutive.

           The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                               JUNE 30,                  JUNE 30,
                                                                               --------                  --------
                                                                          2000          1999        2000           1999
                                                                          ----          ----        ----           ----
Net loss .............................................................  $(14,366)     $(5,780)    $(25,068)      $(9,067)
Accretion and dividend on redeemable convertible preferred stock .....        78        3,191           78         3,771
Net Loss applicable to common stockholders ...........................  $(14,444)     $(8,971)    $(25,146)     $(12,838)
Weighted average shares of common stock outstanding ..................    44,119       14,332       44,005        14,311
Less: Weighted average shares subject to repurchase ..................    (1,655)         980       (1,655)          794
Weighted average shares of common stock outstanding used in computing
   basic and diluted net loss per share ..............................    42,464       13,352       42,350        13,517
   Basic and diluted net loss per share ..............................    $(0.34)      $(0.67)      $(0.59)       $(0.95)

3.  STOCKHOLDERS' EQUITY

           The Company issued as purchase consideration to a management seller of eFundraising.com Corporation ("eFundraising") 169,920 preferred shares Series C, D and E in a wholly-owned subsidiary of eFundraising at $3.50 per share amounting to $595,000.

4.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

           In May 2000, the Company acquired eFundraising and as purchase consideration issued 500,000 Series A preferred shares in a wholly-owned subsidiary to the sellers of eFundraising at $11 per share amounting to $5,500,000. The holders of the Series A preferred shares shall be entitled to receive cash dividends at the annual rate per share of $1.10 for each Series A preferred share, payable each quarter. The holders of the Series A preferred shares shall have the right at any time to convert such shares into ZapMe! common stock on a one-for-one basis. The holders of the Series A preferred shares shall be entitled at any time after the third anniversary of the closing date to require the Company to redeem the Series A shares at a retraction price of $11 per share. The Company may at any time and from time to time after the third anniversary of the closing date redeem all or any of the Series A preferred shares at a redemption price of $11 per share. The Series A preferred shares will automatically convert when the closing price of the Company's common shares is above $20 per share.

WARRANTS

           The Company had the following warrants outstanding at June 30, 2000 to purchase shares of stock:

      NUMBER OF SHARES               EXERCISE PRICE PER          EXPIRATION OF WARRANTS
      ----------------               -------------------         ----------------------
                                            SHARE
                                            -----
              250,000                              $3.00                May 2003
              250,000                               3.50                May 2003
              100,000                               5.00               June 2004
              150,000                               5.00             December 2003
               50,000                               5.00               June 2004
               30,000                               5.00              October 2000
               12,500                               8.00              October 2000
              842,500

INITIAL PUBLIC OFFERING

           In October 1999, the Company completed an initial public offering in which the Company sold 9,000,000 shares of its common stock at a price of $11.00 per share. Concurrently with the underwritten initial public offering, the Company sold to various stockholders associated with Gilat Satellite Networks, at $10.23 per share, an aggregate of 488,753 shares of the Company's common stock. The proceeds to the Company from the offerings, after deducting underwriting discounts and commissions, were approximately $97.1 million. Upon closing of the underwritten offering, all of the Company's then outstanding preferred stock converted into common stock. After the offering, the Company's authorized capital consists of 205,000,000 shares of capital stock (200,000,000 shares of common stock and 5,000,000 shares of preferred stock) of which approximately 45,162,423 shares of common stock were outstanding at July 31, 2000.

5.  COMMITMENTS AND CONTINGENCIES

           In June 1999, the Company entered into an agreement whereby a minimum number of school sites would be established and maintained for a fixed monthly fee for a minimum of three years. In September 1999, the agreement was amended and the fixed monthly fee on the minimum number of sites was increased, which increased the Company's contingent obligation. If no additional school sites were to be installed subsequent to June 30, 2000, the maximum, contingent obligation would total approximately $2.5 million.

6.  RELATED PARTY TRANSACTIONS

           In August 1999 a majority of the Company's directors approved the issuance of an immediately exercisable option to purchase 300,000 shares of the Company's common stock to a director of the Company at an exercise price of $5.00 per share. The shares were and are subject to a right of repurchase in favor of the Company, which will expire at a rate of one third each anniversary date of the date of grant. In September 1999, the officer exercised the right to purchase the shares. The Company recorded deferred stock compensation of approximately $1.8 million, which is being amortized by a charge to operations over the vesting period of the stock using a graded vesting method. The Company has also loaned the amount necessary to pay for the aggregate purchase price of the option, which has been secured by a full recourse promissory note. The note has a term of four years and bears an interest rate of 5.98%.

           In September 1999, the Company hired a new chief executive officer. As part of the officer's employment agreement, the Company granted a right to purchase one million shares of the Company's common stock at an exercise price of $5.00 per share. The shares are subject to a right of repurchase in favor of the Company, which will expire at a rate of twenty-five percent on the first anniversary of the grant date and one forty-eighth of the shares at the end of each month thereafter. In September 1999, the officer exercised the right and the Company recorded deferred stock compensation of approximately $6.0 million, which is being amortized by a charge to operations over the vesting period of the stock using a graded vesting method. The Company lent the amount necessary to pay for the aggregate purchase price of the restricted stock, secured by a promissory note. The promissory note, as amended in June 2000, provides for the shares to serve as the sole collateral for the loan, a payment term of four years and an interest rate of 5.98%.

           The Company recorded revenue totaling $6,987,000 in the three-month period ended June 30, 2000 from affiliates with which the Company has strategic business alliances for sponsorship and advertising, representing
96% of total revenue for the period. For revenue recognition purposes a party is deemed an affiliate if it shares common board members, owns more than 5% of the Company's stock or is a significant vendor to the Company.

Note 7. BUSINESS COMBINATIONS

           The Company completed two acquisitions during the three months ended June 30, 2000: eFundraising and LearningGate.com, Inc. Each acquisition was recorded using the purchase method of accounting under Accounting Principles Boards ("APB") Opinion No. 16. The aggregate purchase price of the acquired companies, excluding future contingent consideration, was $11,553,000, and was comprised of common stock, preferred stock in a subsidiary, Time Accelerated Restricted Stock Award Plan stock options ("TARSAPS") and cash. Results of operations for each acquired company have been included in the financial results of the Company from the closing date of each transaction forward.

           In accordance with APB 16, all identifiable assets were assigned a portion of the cost (purchase price) of the acquired companies on the basis of their respective fair values. The identifiable intangible assets and goodwill are included in "Goodwill" on the accompanying consolidated balance sheets and are being amortized over their estimated useful lives, which is 3 years.

           On May 10, 2000, the Company completed its acquisition of eFundraising, a company that offers fundraising products and services to schools and other organizations. In connection with the acquisition, the Company issued a combination of cash and securities totaling approximately $7,945,000 to acquire all of the outstanding shares of the corporation. Pursuant to the terms of the agreement the purchase price may increase by the then value of approximately 1,040,000 common shares if certain financial and other milestones are achieved.

           On June 23, 2000, the Company completed its acquisition of LearningGate.com, Inc., a provider of web-based educational tools
("LearningGate"). In connection with the acquisition, the Company issued approximately 1 million common shares in addition to $858,000 cash to acquire all of the outstanding shares of the corporation. The combination of cash and securities totalled $3,608,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

           Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the SEC, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar import are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties, which are difficult to predict. Therefore, our actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under "Certain Risk Factors Which May Impact Future Operating Results" and other risks detailed from time to time in reports filed with the SEC.

           All forward-looking statements of the Company are qualified by and should be read in conjunction with such risk disclosure. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

           ZapMe! has built and is expanding the country's largest broadband Internet Media Network specializing in education. ZapMe!'s solution utilizes "always on" satellite technology which delivers technology tools and educational resources to schools. We believe that by providing PC's, software, installation, and support along with broadband connectivity to the Internet, we will help bridge the digital divide and provide students of all social and economic backgrounds access to the technology and information that are critical in today's knowledge-based economy.

           We commenced operations in June 1997 and began offering sponsorships through our proprietary network in December 1998. From inception through June 30, 2000, our activities primarily consisted of:

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

           As of June 30, 2000, we had deployed ZapMe! equipment to approximately 2,200 schools in 45 states. Total student enrollment in schools with deployed ZapMe! equipment was over 2 million. Additionally, over 1,000 school districts, representing over 2,000 additional middle and high schools, had approved and signed our three-year agreement as of that date.

           We have incurred net losses of approximately $76.5 million for the period of inception through June 30, 2000. We expect to incur additional losses for the foreseeable future due to the increased cost of, among other things, sales and marketing, research and development and the assorted costs of building and operating a larger network. We expect that the size of these losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

REVENUE. To date, the Company has generated revenue primarily from content sponsorship fees paid by strategic partners. Four sponsors--Inacom, Toshiba, Gilat, and Sylvan--accounted for approximately 79% of our revenue in the six months ended June 30, 2000.

           We derive revenue principally from sponsorship, e-commerce and network services. Sponsorship revenue consists of fees charged for advertising or promotional messages delivered over our network. Revenue related to sponsorship of content on our network is generally recognized when sponsorship is provided. E-commerce revenue consists of referral fees and commissions on transactions facilitated and referred through our network. Revenue from e-commerce is recognized upon notification from the contracting partner that a qualifying sale has occurred. Network services revenue is derived from the distribution of content and products delivered through our network, and from educational services delivered in the ZapMe! labs such as teacher training, tutoring and other educational programs offered through a strategic alliance with Sylvan Learning Systems. Network services and other revenue is recognized in the time period in which the underlying service is delivered. Network services and other revenue also include revenue from our five-year agreement with Sylvan which provides for a sharing of revenue derived from the delivery of Sylvan programs in ZapMe! computer labs. This agreement allows Sylvan to offer student tutoring, teacher training, and other programs in the ZapMe! computer labs. Fees payable under this agreement are based on a rate for installed schools available for use by Sylvan. To date, no programs have been offered under this arrangement, and additionally no material e-commerce or network services have been delivered and no significant revenue has been recognized by ZapMe! for those activities.

The Company is exploring the feasibility of offering a limited sponsorship-based upgraded version of the Zapme! computer labs to certain schools on a fee or grant basis. Although management is encouraged by early feedback relating to our customers' desire for a limited sponsorship-based alternative product, management believes it is too early to ascertain the demand for such product or its affect on the Company's financial condition and results of operations.

COSTS OF REVENUE. Costs of revenue consist primarily of depreciation on school network equipment, allowances for the cost of equipment replacement not covered by manufacturers' warranties, and the cost of operating our satellite and terrestial communications network. The costs associated with this form of telecommunication include (1) the cost of land-based equipment, or "earth segment," such as the satellite dish, hubs, send and receive cards located inside the network servers and land-based phone service and (2) the cost of the link to and from the satellite, or "space segment." ZapMe! provides much of its earth segment to schools by purchasing satellite dishes, hubs and send/receive cards for its network servers. ZapMe! purchases the space segment pursuant to fixed price agreements. Commencing July 1999, a space segment vendor began to install and lease satellite dishes and computer equipment as well as provide space segment under a long-term fixed-price per school contract. The amount of the allowance for cost of equipment replacements not covered by manufacturers' warranties that is included in costs of revenue for the three months ended June 30, 2000 was $29,000 and for the six months ended June 30, 2000 was $37,000. The amount of the reserve on the balance sheet at June 30, 2000 was $68,000.

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

AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation for the three months ended June 30, 2000 was $2.1 million made up of $189,000 in research and development, $223,000 in sales and marketing, and $1,663,000 in general and administrative. Amortization of deferred stock compensation for the three months ended June 30, 1999 was $1.6 million made up of $69,000 in research and development, $400,000 in sales and marketing, and $1,180,000 in general and administrative. Amortization of deferred stock compensation for the six months ended June 30, 2000 was $4.1 million made up of $385,000 in research and development, $435,000 in sales and marketing, and $3,283,000 in general and administrative. Amortization of deferred stock compensation for the six months ended June 30, 1999 was $2.5 million made up of $127,000 in research and development, $444,000 in sales and marketing, and $1,960,000 in general and administrative. Deferred stock compensation arose as a result of stock options granted during 1998 and 1999 and shares of common stock sold to officers of ZapMe! at prices below the deemed fair market value at the date of grant. Deferred stock compensation is amortized over the vesting period of the options, generally three to four years, or the performance period for various warrants we granted using a graded vesting method. As a result, amortization of deferred stock compensation will adversely impact our operating results for the next four years.

           Future amortization expense is estimated to be approximately $2.7 million for the remaining six months of 2000, and approximately $3.0 million, $1.1 million and $99,000 for 2001, 2002 and 2003, respectively.

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

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. We recorded accretion and a dividend on our redeemable convertible preferred stock of approximately $78,000 for the three months ended June 30, 2000 and $3,191,000 for the three months ended June 30, 1999, and approximately $78,000 for the six months ended June 30, 2000 and $3,771,000 for the six months ended June 30, 1999.

RESULTS OF OPERATIONS

REVENUE. Total revenues increased to approximately $7.3 million for the three months ended June 30, 2000 versus approximately $141,000 for the three months ended June 30, 1999. Total revenues increased to approximately $12.7 million for the six months ended June 30, 2000 versus approximately $147,000 for the six months ended June 30, 1999. Four sponsors-Inacom, Toshiba, Gilat, and Sylvan-accounted for approximately 96% of our total revenue for the three months ended June 30, 2000 and approximately 79% of our total revenue for the six months ended June 30, 2000. During the three month period ended June 30, 2000, we added 3 new sponsors.

COSTS OF REVENUE. Costs of revenue increased to approximately $11.5 million for the three months ended June 30, 2000. Given the minimal network deployment level in early 1999, costs of revenue for the three months ended June 30, 1999 were just $1.0 million. Costs of revenue increased to approximately $16.1 million for the six months ended June 30, 2000. Given the minimal network deployment level in early 1999, costs of revenue for the six months ended June 30, 1999 were just $1.2 million. The increase from 1999 to 2000 was due primarily to 1) depreciation related to network equipment installed in significantly more schools, 2) space segment costs related to the increased number of installed schools, 3) call center costs to support users and 4) a write off of earlier technology satellite cards deemed worthless. We expect costs of revenue to continue to increase with the ongoing deployment of the ZapMe! network.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to approximately $2.3 million for the three months ended June 30, 2000 from approximately $562,000 for the three months ended June 30, 1999. Research and development expenses increased to approximately $3.7 million for the six months ended June 30, 2000 from approximately $1.0 million for the six months ended June 30, 1999. The increase was due primarily to increased payroll and consulting fees as we continue to develop our network capabilities. We believe that continued investment in research and development will contribute to attaining our strategic objectives and, as a result, expect research and development expenses to increase in future periods.

SALES AND MARKETING. Sales and marketing expenses increased to approximately $2.3 million for the three months ended June 30, 2000 from approximately $1.6 million for the three months ended June 30, 1999. Sales and marketing expenses increased to approximately $4.6 million for the six months ended June 30, 2000 from approximately $2.5 million for the six months ended June 30, 1999. The increase in the level of expense was due primarily to compensation associated with the increased number of sales and marketing personnel and related overhead, and increased travel costs associated with our direct selling efforts. We expect selling and marketing expenses to increase in future periods as we hire additional personnel, promote our home client, and develop incentive programs to increase in-school and at home usage of the ZapMe! network.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to approximately $3.1 million for the three months ended June 30, 2000 from approximately $1.1 million for the three months ended June 30, 1999. General and administrative expenses increased to approximately $9.3 million for the six months ended June 30, 2000 from approximately $2.0 million for the six months ended June 30, 1999. The increase in the level of expenses is due primarily to increased personnel and related overhead necessary to support our increased scale of operations, particularly the addition of key executive staff. We expect general and administrative expenses to increase as we expand our operations.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation for the three months ended June 30, 2000 was $2.1 million made up of $189,000 in research and development, $223,000 in sales and marketing, and $1,663,000 in general and administrative. Amortization of deferred stock compensation for the three months ended June 30, 1999 was $1.6 million made up of $69,000 in research and development, $400,000 in sales and marketing, and $1,180,000 in general and administrative. Amortization of deferred stock compensation for the six months ended June 30, 2000 was $4.1 million made up of $385,000 in research and development, $435,000 in sales and marketing, and $3,283,000 in general and administrative. Amortization of deferred stock compensation for the six months ended June 30, 1999 was $2.5 million made up of $127,000 in research and development, $444,000 in sales and marketing, and $1,960,000 in general and administrative. The deferred stock compensation is amortized over the vesting period of the related options using a graded vesting method.

INTEREST INCOME (EXPENSE), NET. Interest income (expense), was approximately $27,000 for the three months ended June 30, 2000 consisting of $1,371,000 interest income and $1,344,000 interest expense compared to approximately $32,000 for the three months ended June 30, 1999 consisting of $145,000 interest income and $113,000 interest expense. Interest income (expense), net increased to approximately $450,000 for the six months ended June 30, 2000 consisting of $2,993,000 interest income and $2,543,000 interest expense from approximately $29,000 for the six months ended June 30, 1999 consisting of $152,000 interest income and $123,000 interest expense. The increase is due to substantially higher interest income on cash balances derived primarily from proceeds from our initial public offering of Common Stock in October, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

           On October 25, 1999, we closed our underwritten initial public offering and a concurrent offering of our Common Stock, which resulted in the net proceeds of approximately $97.1 million.

           Net cash used in operating activities increased to approximately $23.0 million for the six months ended June 30, 2000 from approximately $4.8 million for the six months ended June 30, 1999. In each period, cash used by operating activities was primarily a result of the net losses for such period offset by amortization of deferred stock compensation. The increase in the current period was due to a larger net loss.

           Net cash used in investing activities increased to approximately $2.4 million for six months ended June 30, 2000 from approximately $1.9 million for the six months ended June 30, 1999. The increase in the current period is primarily due to the acquisitions of eFundraising and LearningGate. The increase is due mainly to the purchase of eFundraising for $1.8 million and the purchase of LearningGate for $1.2 million.

           Cash provided by (used in) financing activities decreased to approximately $(5.4) million for the six months ended June 30, 2000 from approximately $25.7 million for the six months ended June 30, 1999. The decrease was attributable to reduced stock issuance in the current period and increased payments on lease obligations.

           Capital lease obligations incurred totaled approximately $20.0 million for the six months ended June 30, 2000 compared to $6.8 million for the six months ended June 30, 1999. Lease financing was used primarily to acquire and install computer equipment in schools. The increase was due to higher school deployment levels in the current period.

           Our deferred revenue balance includes deferred revenue attributable to billings in advance of earnings on content sponsorship activities. We record an account receivable and deferred revenue upon billing for sponsorships. We recognize revenue ratably over the period the sponsorship is delivered.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

           We incurred net losses of approximately $57.8 million for the period of inception through June 30, 2000. These losses resulted primarily from costs related to developing the ZapMe! network, deploying the ZapMe! network to schools and developing content and features for the ZapMe! network. We have not achieved profitability. We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth in our revenues from our sponsors, e-commerce offerings and network services and on the level of our expenses. We intend to increase our operating expenses substantially as we:

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

           From inception through June 30, 2000, we generated approximately 90% of our revenue from sponsorships. Although we expect to generate a portion of our future revenue through e-commerce and network services, we have not generated any material e-commerce or network service revenue through June 30, 2000. As a result, our expected primary methods of generating revenue are relatively new to us and largely untested.

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

           The success of our e-commerce initiative depends on our adult users-parents, teachers and administrators-being willing to engage in commerce over our network and more generally upon the adoption of the Internet as a medium for commerce by a broad base of customers and our users. If this market fails to develop or develops more slowly than expected, or if our e-commerce services do not achieve market acceptance, our revenue generated from e-commerce will be lower than expected.

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

           Our current strategic alliance relationships include: Classroom Connect, Dell, Microsoft, School Specialty, Spacenet, Sylvan, Toshiba and Xerox. We rely heavily on our strategic alliance relationships. These agreements involve many aspects of our business and in some cases include the sale of equity securities to these companies. These types of arrangements are complex and will require a great deal of effort to operate successfully. As a result, there are many risks related to these arrangements, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangement to meet the parties' objectives. If we fail to maintain these relationships, or if our partners do not perform to our expectations, our ability to deploy our network to additional schools, the performance of our network, and our ability to generate revenues may all be harmed. Specific examples of these strategic alliance relationships include: (1) our agreements with Sylvan relating to the use of our network and labs outside of school hours, (2) our agreement with Dell relating to the acquisition and integration of our computer lab equipment, and (3) our agreements with Spacenet relating to the installation of our network and labs as well as the operation of our network.

WE ARE DEPENDENT ON THIRD PARTIES TO DEPLOY OUR NETWORK TO SCHOOLS AND SUPPORT IT ONCE INSTALLED.

           We plan to rapidly deploy our network to additional schools across the country. We have used, and plan to continue to use, third parties such as Gilat and Spacenet, and Toshiba, to install and support the ZapMe! network in each school. In the past we have experienced difficulties resulting from the failure of former third party integrators to manage successfully a wide-scale deployment into a school environment. Such failures resulted in delays in the scheduled deployment of our network to additional schools. We have recently entered into relationships with nationally recognized parties to install software on the computers, to install the ZapMe! lab in each school site and to serve as the general contractor to oversee the installation process. However, these parties may not be able to install schools on a wide scale according to our schedule. While we do not currently anticipate additional changes of our third party installers, any further changes would cause delays in the deployment of the ZapMe! network and any inability to install schools according to our plan could limit or eliminate revenue generated from sponsorships, e-commerce and network services. Further, if we do need to hire substitute or additional third party installers of our network we cannot assure you that we will be able to do so on terms as favorable as our current arrangements, or at all, which could result in higher installation costs to us as well as potential delays in our deployment.

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

           A small number of sponsors account for a significant portion of our revenue, and we anticipate that this trend will continue. For example, in the near-term we expect to derive a substantial portion of our revenue from an agreement with

Sylvan, and anticipate that this agreement will continue to account for a meaningful percentage of our revenue through December 31, 2003, when it expires. Four sponsors-Inacom, Toshiba, Gilat, and Sylvan-accounted for approximately 79% of our revenue during the six months ended June 30, 2000. Our revenue from sponsorships will not increase if we are unable to renew our material agreements, replace such agreements with similar agreements with new sponsors, or sufficiently diversify our sponsor base so that we do not rely on a small number of sponsors for a significant portion of our revenue.

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

           We expect to generate a significant portion of our revenue from sponsorships purchased by marketers interested in addressing our student population across the ZapMe! network in schools. This business model may prove controversial and lead to negative publicity as well as action by the government or private interests to restrict or stop our network. To date, some third parties that oppose corporate advertising in schools, as well as sponsorships on the ZapMe! network, have engaged in publicity campaigns to deter sponsors from dealing with the companies engaging in advertising or sponsorship activities and have sought legislation to curb this practice. In particular, California recently enacted a law that imposes additional procedural requirements before local public school boards can enter into contracts involving advertising in schools. In particular, starting in the year 2000, California public school boards must (a) notice a public hearing and make certain findings regarding the importance and affordability of a covered product or service, such as the ZapMe! network, before entering into new contracts and (b) give parents the right to opt in writing that their children not participate. Minnesota enacted a similar law. These laws could delay deployment of the ZapMe! network and reduce student participation. Similar or more restrictive legislation is possible in other states including Wisconsin and New York, and at the local and federal levels. For example, Congress is currently considering legislation that would require prior, written parental consent before any entity could collect any information for any commercial purpose from any student under 18. Anti-school-advertising groups have had some successes in the past seeking regulation and boycotts of companies that advertise in schools, such as Channel One, a wholly-owned subsidiary of Primedia, Inc. Moreover, any new restriction, law or regulation pertaining to online media, sponsorships or e-commerce in schools, or the application or interpretation of existing laws, could decrease the demand for our service, increase our cost of doing business or otherwise have a negative impact on our business.

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

WE COULD BE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE UPON THE VESTING OF A WARRANT.

           As part of our agreement with Sylvan, we issued a warrant to purchase 150,000 shares of our common stock at $5.00 per share. This warrant was amended in May 2000 and is currently exercisable. ZapMe! recorded deferred stock compensation of approximately $557,000 as of June 30, 2000. The amount was computed using the Black-Scholes option valuation model and will be remeasured at each measurement date. ZapMe! could be required to record additional significant non-cash accounting expense based on the value of the warrant during the life of the warrant. The value of the warrant at each measurement date will depend on the value of our common stock at that time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities which are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2000 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. As of June 30, 2000 we had not engaged in any foreign currency activity.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           In the March 31, 2000 Quarterly Report on Form 10-Q and previous filings, the Company reported the filing of a demand for arbitration with our former president and director, Frank J. Vigil, related to his employment at and departure from ZapMe! On July 28, 2000, the Arbitrator named Zapme! the prevailing party and issued an award in ZapMe!'s favor on the misrepresentation claim while declining to rescind the employment agreement. The Arbitrator also denied all of Mr. Vigil's counterclaims.

           In particular, the Arbitrator determined: (i) ZapMe! has the right to repurchase 625,000 shares at $0.12 per share and Mr. Vigil is entitled to retain 250,000 shares of the 875,000 received under the Restricted Stock Purchase Agreement; (ii) ZapMe! has the right to repurchase 450,000 shares at $0.12 per share and Mr. Vigil is entitled to retain 25,000 shares of the Employee Bonus Stock for 1998; (iii) Mr. Vigil must repay to ZapMe! a $125,000 loan made to him, with interest; (iv) Mr. Vigil must pay ZapMe!'s reasonable attorney's fees incurred in the action, as well as all of the Arbitrator's fees and the fees of the American Arbitration Association; and
(iv) Mr. Vigil must repay to ZapMe! all salary inadvertently paid by ZapMe! to him after his termination and must repay ZapMe! for post-employment expense reimbursements he received but was awarded reimbursement of his unpaid business expenses in the amount of $5,816. The Arbitrator retained jurisdiction to resolve any remaining issues.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           (a)       Modification of Constituent Instrument

                     Not applicable.

           (b)       Change in Rights

                     Not applicable.

           (c)       Issuance of Securities

                     The Company had the following sales of unregistered securities during the quarter:

                     (i) In May 2000, the Company acquired eFundraising and as purchase consideration issued 500,000 Series A preferred shares in a wholly owned subsidiary to the sellers of eFundraising valed at $5,500,000. In addition, the Company issued as purchase consideration to a management seller of eFundraising 169,920 Series C, D, and E preferred shares in a wholly owned subsidiary of eFundraising valued at $595,000. The offer and sale of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: The number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

                     (ii)      In June 2000, the Company acquired
                               LearningGate and as purchase consideration issued 999,958 shares of the Company's common stock to the sellers of LearningGate valued at $2,750,000. The offer and sale of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof.

           (d)       Use of Proceeds

                     On October 20, 1999, we commenced our underwritten initial public offering of 9,000,000 shares of common stock at $11.00 per share and a concurrent offering of 488,753 shares of common stock, at $10.23 per share, pursuant to a registration statement (No. 333-84557) (the "Initial Registration Statement") and a related registration statement (333-89367) filed pursuant to Rule 462(b) of the Securities Act. The Initial Registration Statement was declared effective by the Securities and Exchange Commission on October 19, 1999. The offering has been terminated and all shares were sold. The managing underwriters for the underwritten initial public offering were Merrill Lynch & Co., Deutsche Bank Securities Inc., Thomas Weisel Partners LLC and Wit Capital Corporation. Proceeds to the Company from the offering (after deducting underwriting fees) were approximately $97.1 million. In addition, we incurred approximately $1.6 million for expenses related to the initial public offering. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and for the two acquisitions described below. Funds that have not been used have been invested in short-term financial instruments. No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

                     In May 2000, the Company acquired eFundraising and as purchase consideration paid $1,850,000 cash and other consideration to the sellers of eFundraising.

                     In June 2000, the Company acquired LearningGate and as purchase consideration paid $1,187,000 cash and other consideration to the sellers of LearningGate.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Company's Annual Meeting of Stockholders held on May 25, 2000 the following individuals were elected to the Board of Directors:

           1.  Election of Directors

                                          VOTES FOR      VOTES WITHHELD
                                          ---------      --------------

                Lance Mortensen           31,836,927     38,156
                Rick Inatome              31,838,027     37,056
                Michael Arnouse           31,854,271     20,812
                Douglas Becker            31,854,071     21,012
                Thomas Hitchner           31,854,121     20,962
                Jack Kemp                 31,851,893     23,190

           The following proposal was approved at the Company's Annual
Meeting:

           2. Appointment of Ernst & Young, LLP as independent auditors of the Company for 2000

              VOTES FOR      VOTES AGAINST      VOTES WITHHELD     BROKER NON-VOTE
              ---------      -------------      --------------     ---------------
              31,850,428     12,220                    11,935            500

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

           a)        Exhibits

           The exhibits listed in the accompanying Index to Exhibits are filed as a part of this Form 10-Q.

           b)        Reports on Form 8-K

                     (i) On June 5, 2000, the Company filed a Report on Form 8-K announcing that its independent auditors, Ernst & Young LLP, resigned. The Company also announced that it approved the engagement of Grant Thornton, LLP as its independent auditors for the fiscal year ended December 31, 2000 to replace the firm of Ernst & Young LLP.

                     (ii) On May 25, 2000, the Company filed a Report on Form 8-K announcing that its direct and indirect wholly-owned subsidiaries acquired all of the voting shares of eFundraising.com, Inc.

                                 SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ZAPME! CORPORATION
                                   (Registrant)
                                   By:
                                                    /s/ Rick Inatome
                                               -----------------------------
                                                      Rick Inatome
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)

                                   By:
                                                    /s/ Robert Edwards
                                               -----------------------------
                                                      Robert Edwards
                                               (PRINCIPAL FINANCIAL OFFICER)

Date: August 14, 2000

                                  EXHIBIT INDEX

EXHIBIT                     DESCRIPTION
  NO.
--------------------------------------------------------------------------------
10.1       ZapMe! Corporation 1998 Stock Plan, as amended and restated, July 28,
           2000.

10.2 Office sublease agreement by and between GMAC Home Services and ZapMe! Corporation dated April 25, 2000.

10.3 Restricted Stock Purchase Agreement dated September 13, 1999 by and between the Company and Rick Inatome (amended as of June 21, 2000).

11.1       Computation of Net Loss Per Share.

27.1       Financial Data Schedule.