Form 10-Q
period 2000-09-30
ZAPME CORP
filed 2000-11-14
CIK 1084561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

                                   -----------

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes /X/ No / /

           The number of shares of the issuer's Common Stock outstanding as of October 31, 2000 was 45,272,254.

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
             PART I  FINANCIAL INFORMATION
Item 1.      Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31,
                1999...........................................................................    3
             Condensed Consolidated Statements of Operations for the three months and nine
                months ended September 30, 2000  and 1999......................................    4
             Condensed Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2000 and 1999....................................................    5
             Notes to Condensed Consolidated Financial Statements..............................    6
Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations..........................................................   10
                Certain Risk Factors Which May Impact Future Operating Results.................   15
Item 3.      Quantitative and Qualitative Disclosures about Market Risk........................   27
             PART II  OTHER INFORMATION
Item 1.      Legal Proceedings.................................................................   28
Item 2.      Changes in Securities and Use of Proceeds.........................................   28
Item 3.      Defaults Upon Senior Securities...................................................   29
Item 4.      Submission of Matters to a Vote of Security Holders...............................   29
Item 5.      Other Information.................................................................   29
Item 6.      Exhibits and Reports on Form 8-K..................................................   29
Signatures.....................................................................................   30

              ZAPME! CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AND
                               PER SHARE AMOUNTS)

                                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                                              2000           1999
                                                                                              ----           ----
                                                                                           (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents .............................................................  $ 71,226     $112,714
   Accounts receivable ...................................................................     5,689        1,500
   Other receivables .....................................................................       389        3,344
   Notes receivable ......................................................................       162          134
   Prepaid expenses and other current assets .............................................       724          801
Total current assets .....................................................................    78,190      118,493
Equipment, net ...........................................................................    49,022       30,393
Restricted cash ..........................................................................       578          565
Other assets .............................................................................     2,399        1,741
Goodwill .................................................................................    10,478         --
Total assets .............................................................................  $140,667     $151,192

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .................................................  $ 15,622     $ 10,117
   Accrued compensation and related expenses .............................................     1,866        1,723
   Deferred revenue ......................................................................        50          677
   Current portion of capital lease obligations ..........................................    16,767       11,070
Total current liabilities ................................................................    34,305       23,587
Capital lease obligations ................................................................    23,076       13,292
Total liabilities ........................................................................    57,381       36,879
Redeemable Convertible Preferred stock:
   Preferred stock, no par value issuable in series:
   Authorized shares-500,000,000 at September 30, 2000  and none at December 31, 1999......
   Issued and outstanding shares-669,920 at September 30, 2000 and none at December 31, 1999
   Common stock, $0.01 par value..........................................................     5,500
Stockholders' equity:
Authorized shares-200,000,000 at September 30, 2000 and December 31, 1999
   Issued and outstanding shares 45,221,362 at September 30, 2000 and 43,803,781 at
      December 31, 1999 ..................................................................   186,322      183,765
   Preferred stock .......................................................................       595         --
   Deferred stock compensation ...........................................................    (5,525)     (11,642)
   Receivable due from stockholder .......................................................    (6,500)      (6,500)
   Accumulated deficit ...................................................................   (97,091)     (51,310)
   Currency translation adjustment........................................................       (15)        --
Total stockholders' equity................................................................    77,786      114,313
Total liabilities, redeemable convertible preferred stock and
   stockholders' equity ..................................................................  $140,667     $151,192

        See accompanying Notes to Condensed Consolidated Financial Statements

         ZAPME! CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                                           --------                --------
                                                                       2000        1999        2000        1999
                                                                       ----        ----        ----        ----

Revenue from non-affiliates ......................................   $    722    $    297    $  2,245    $    444
Revenue from affiliates ..........................................         45        --        11,188        --
Total Revenue ....................................................   $    767    $    297    $ 13,433    $    444
Costs and expenses:
   Cost of revenues ..............................................      7,676       1,257      23,801       2,504
   Research and development, excluding stock-based compensation of $97 and $163 for the three months ended September 30, 2000 and September 30, 1999 and $482 and $290 for the nine
     months ended September 30, 2000 and September 30, 1999 ......      1,771         676       5,445       1,710
   Sales and marketing, excluding stock-based compensation of
     $87 and $413 for the three months ended September 30, 2000 and September 30, 1999 and $522 and $857 for the nine
     months ended September 30, 2000 and September 30, 1999 ......      2,735       1,683       7,365       4,139
   General and administrative, excluding stock-based
     compensation of $1,120 and $1,239 for the three months
     ended September 30, 2000 and September 30, 1999 and
     $4,403 and $3,199 for the nine months ended September 30,
     2000 and September 30, 1999 .................................      6,709       1,942      16,028       3,917
   Amortization of deferred stock compensation ...................      1,304       1,815       5,407       4,346
   Amortization of Goodwill ......................................        994        --         1,393        --
Total costs and expenses .........................................     21,189       7,373      59,439      16,616
Loss from operations .............................................    (20,422)     (7,076)    (46,006)    (16,172)
Other income (expense) ...........................................         28         350          87         350
Interest income (expense), net ...................................       (188)         47         269          76
Net Loss .........................................................   $(20,582)   $ (6,679)   $(45,650)   $(15,746)
Accretion and dividend on redeemable convertible
Preferred stock ..................................................       (135)    (13,691)       (213)    (17,462)
Net loss applicable to common stockholders .......................    (20,717)    (20,370)    (45,863)    (33,208)

Net loss per share
   Basic and diluted .............................................      (0.47)      (1.49)      (1.07)      (2.44)

Shares used in calculation of net loss per share:
   Basic and diluted .............................................     43,765      13,630      42,991      13,590


         See accompanying Notes to Condensed Consolidated Financial Statements

          ZAPME! CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                     --------
                                                                                 2000         1999
                                                                                 ----         ----
OPERATING ACTIVITIES
Net loss ..................................................................   $ (45,650)   $ (15,748)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred stock compensation ............................       5,407        3,900
   Depreciation and amortization ..........................................      11,521        1,664
   Amortization of other non-cash compensation ............................         226          446
   Amortization of goodwill ...............................................       1,393         --
   Changes in operating assets and liabilities:
   Accounts receivable ....................................................      (4,189)        (628)
   Other receivables ......................................................       2,955       (1,546)
   Prepaid expenses and other current assets ..............................          77         (671)
   Other assets ...........................................................        (998)        (106)
   Accounts payable and accrued expenses ..................................       5,502        2,686
   Accrued compensation and related expenses ..............................         143          801
   Deferred revenue .......................................................        (627)         653
Net cash used in operating activities .....................................     (24,240)      (9,115)
INVESTING ACTIVITIES
Purchase of equipment, net ................................................      (5,296)      (3,315)
Restricted cash ...........................................................         (13)       (--)
Notes receivable ..........................................................         (28)         (24)
Purchase of eFundraising.com ..............................................      (1,850)           0
Purchase of LearningGate.com ..............................................      (1,187)           0
Net cash used in investing activities .....................................      (8,374)      (3,339)
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net ............................           0       36,063
Proceeds from the issuance of common stock, net ...........................         577         (396)
Proceeds from borrowings on notes payable .................................        --            700
Payments on notes payable .................................................        --           (500)
Payments on lease obligations .............................................      (9,373)        (979)
Payments of dividends .....................................................         (78)        --
Net cash provided by (used in) financing activities .......................      (8,874)      34,888
Increase (decrease) in cash and cash equivalents ..........................     (41,488)      22,434
Cash and cash equivalents at beginning of period ..........................     112,714          815
Cash and cash equivalents at end of period ................................   $  71,226    $  23,249

SUPPLEMENTAL DISCLOSURES:
Conversion of notes payable to stockholders to preferred stock ............         $--    $     200

Accretion and dividends of redeemable preferred stock .....................   $      78    $   1,406

Accretion of mandatory dividends and guaranteed return of preferred stock..         $--    $   3,874

Capital lease obligations incurred ........................................   $  26,330    $  11,950

Warrants issued in connection with lease financing ........................         $--    $   1,359

Warrants issued in connection with Products and Services Agreement ........         $--    $   1,238

Cash paid for interest ....................................................   $   3,936    $     371

Non cash investing activities
  Preferred stock issued in purchase of eFundraising.com ..................      (6,095)        --
  Common stock issued in purchase of LearningGate.com .....................      (2,950)        --

        See accompanying Notes to Condensed Consolidated Financial Statements

                               ZAPME! CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2000

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of the following wholly owned subsidiaries of ZapMe! Corporation:
r)Star Broadband Networks, Inc., a Delaware corporation, eFundraising.com Corporation, a Canadian corporation, and LearningGate.com Inc., a California corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. In this document, ZapMe! and its subsidiaries are collectively referred to as the "Company".

     The unaudited consolidated financial information as of September 30, 2000 and September 30, 1999 includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements as of December 31, 1999 and related notes.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

2.  BASIC AND DILUTED EARNINGS PER SHARE

     Basic and diluted loss per share has been computed using the weighted average number of common shares outstanding during the period, less shares that may be repurchased and excludes any anti-dilutive effects of options, warrants and convertible securities. Potentially dilutive issuances have also been excluded from computation of diluted net loss per share as their inclusion would be anti-dilutive.

     The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                                               --------                  --------
                                                                          2000          1999         2000           1999
                                                                          ----          ----         ----           ----
Net loss .............................................................  $(20,582)     $(6,679)    $(45,650)      $(15,746)
Accretion and dividend on preferred stock ............................       135      (13,691)         213        (17,462)
Net Loss applicable to common stockholders ...........................  $(20,717)    $(20,370)    $(45,863)      $(33,208)
Weighted average shares of common stock outstanding ..................    45,170       14,627       44,396         14,418
Less: Weighted average shares subject to repurchase ..................    (1,405)        (997)      (1,405)          (828)
Weighted average shares of common stock outstanding used in computing
   Basic and diluted net loss per share ..............................    43,765       13,630       42,991         13,590
   Basic and diluted net loss per share ..............................    $(0.47)      $(1.49)      $(1.07)        $(2.44)

3.  STOCKHOLDERS' EQUITY

     The Company issued, in connection with its purchase of eFundraising.com Corporation ("eFundraising"), 169,920 preferred shares Series C, D and E in a wholly-owned subsidiary of eFundraising at $3.50 per share amounting to $595,000 to the former management of eFundraising.

4.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In May 2000, the Company acquired eFundraising and as purchase consideration issued 500,000 Series A preferred shares in a wholly-owned subsidiary to the sellers of eFundraising at $11 per share amounting to $5,500,000. The holders of the Series A preferred shares shall be entitled to receive cash dividends at the annual rate per share of $1.10 for each Series A preferred share, payable each quarter. The holders of the Series A preferred shares shall have the right at any time to convert such shares into ZapMe! common stock on a one-for-one basis. The holders of the Series A preferred shares shall be entitled at any time after the third anniversary of the closing date to require the Company to redeem the Series A shares at a retraction price of $11 per share. The Company may at any time and from time to time after the third anniversary of the closing date redeem all or any of the Series A preferred shares at a redemption price of $11 per share. The Series A preferred shares will automatically convert when the closing price of the Company's common shares is above $20 per share. The holders of the Series A preferred shares also have a right to redeem their shares at face value upon a change in control of the Company, as defined. The transaction with Gilat Satellite Networks, Ltd. described in Note 8 below - Subsequent Event - is believed to qualify as a change in control that management expects to result in a redemption or repurchase of those shares in the fourth quarter of 2000.

WARRANTS

     The Company had the following warrants outstanding at September 30, 2000 to purchase shares of stock:

      NUMBER OF SHARES               EXERCISE PRICE PER          EXPIRATION OF WARRANTS
      ----------------               -------------------         ----------------------
                                            SHARE
                                            -----
              250,000                       $3.00                        May 2003
              250,000                        3.50                        May 2003
              100,000                        5.00                     September 2004
              150,000                        5.00                     December 2003
               50,000                        5.00                     September 2004
               30,000                        5.00                      October 2000
               12,500                        8.00                      October 2000
              842,500


INITIAL PUBLIC OFFERING

     In October 1999, ZapMe! completed an initial public offering in which it sold 9,000,000 shares of its common stock at a price of $11.00 per share. Concurrently with the underwritten initial public offering, ZapMe! sold to various stockholders associated with Gilat Satellite Networks, at $10.23 per share, an aggregate of 488,753 shares of ZapMe!'s common stock. The proceeds to the Company from the offerings, after deducting underwriting discounts and commissions, were approximately $97.1 million. Upon closing of the underwritten offering, all of ZapMe!'s then outstanding preferred stock converted into common stock. After the offering, ZapMe!'s authorized capital consists of 205,000,000 shares of capital stock (200,000,000 shares of common stock and 5,000,000 shares of preferred stock) of which approximately 45,272,254 shares of common stock were outstanding at October 31, 2000.

5.  COMMITMENTS AND CONTINGENCIES

           In September 1999, the Company entered into an agreement with Spacenet, Inc. whereby a minimum number of school sites would be established and maintained for a fixed monthly fee for a minimum of three years. In September 1999, the agreement was amended and the fixed monthly fee on the minimum number of sites was increased, which increased the Company's contingent obligation. If no additional school sites were to be installed subsequent to September 30, 2000, the maximum, contingent obligation would total less than $2.5 million. At September 30, 2000, there were approximately 180 school sites for which substantially all necessary computer equipment had been shipped but not yet connected to the network.

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

         In September 1999, the Company hired a new chief executive officer. As part of the officer's employment agreement, the Company granted a right to purchase one million shares of the Company's common stock at an exercise price of $5.00 per share. The shares are subject to a right of repurchase in favor of the Company, which will expire at a rate of twenty-five percent on the first anniversary of the grant date and one forty-eighth of the shares at the end of each month thereafter. In September 1999, the officer exercised the right and the Company recorded deferred stock compensation of approximately $6.0 million, which is being amortized by a charge to operations over the vesting period of the stock using a graded vesting method. The Company lent the amount necessary to pay for the aggregate purchase price of the restricted stock, secured by a promissory note. The promissory note, as amended in September 2000, provides for the shares to serve as the sole collateral for the loan, a payment term of four years and an interest rate of 5.98%.

         The Company recorded revenues totaling $45,000 and $11,188,000 for sponsorship and advertising for the three and nine-month periods, respectively, ended September 30, 2000 from affiliates with which the Company has strategic business alliances. For revenue recognition purposes a party is deemed an affiliate if it shares common board members, owns more than 5% of the Company's stock or is a significant vendor to the Company.

7. BUSINESS COMBINATIONS

         The Company completed two acquisitions during the nine months ended September 30, 2000: eFundraising and LearningGate.com, Inc. Each acquisition was recorded using the purchase method of accounting under Accounting Principles Boards ("APB") Opinion No. 16. The aggregate purchase price of the acquired companies, excluding future contingent consideration, was $11,553,000, and was comprised of common stock, preferred stock in a subsidiary, Time Accelerated Restricted Stock Award Plan stock options ("TARSAPS") and cash. Results of operations for each acquired company have been included in the financial results of the Company from the closing date of each transaction forward.

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

         On June 23, 2000, the Company completed its acquisition of LearningGate.com, Inc., a provider of web-based educational tools
("LearningGate"). In connection with the acquisition, the Company issued approximately 1 million common shares in addition to $1,200,000 cash to acquire all of the outstanding shares of the corporation. The combination of cash and securities totaled $3,608,000.

8. SUBSEQUENT EVENTS

On October 3, 2000 Gilat Satellite Networks and the Company announced an agreement under which Gilat would make a tender offer to acquire for cash 51% of the Company's outstanding voting common shares at $2.32 per share. The tender was subsequently made and, unless extended, will expire at midnight Eastern Standard time November 14, 2000. Certain shareholders of the Company have agreed to tender their shares and other shareholders, including Lance Mortensen, the founder and CEO of the Company, have granted Gilat an option to purchase their shares, such option to be exercised should an otherwise insufficient number of shares be tendered to meet the 51% threshold. Gilat Satellite Networks is a leading provider of telecommunications solutions based on VSAT satellite network technology.

In October, the Company's founder, Lance Mortensen, was named Chief Executive Officer while the then Chief Executive Officer, Rick Inatome, was named Chairman of the Board. Also, in October, the Company reduced its headcount by approximately 23% as part of a redirection of its business.

9. FOREIGN CURRENCY TRANSLATION

The income statements of our foreign operation are translated into US dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as unrealized currency translation adjustments.

Changes in the currency translation adjustment included in Stockholders' equity are as follows:

Currency translation adjustment-July 1, 2000                            -
Translation adjustments                                                15
                                                                       --
Currency translation adjustment-September 30, 2000                     15
                                                                       ==


There were no foreign operations that had a material financial impact in the period proceeding July 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document, other documents filed with the SEC, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar import are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the following: (i) the statement that the Company's strategy is to become a leading provider of satellite-based e-business services; (ii) the statement that the Company expects to generate revenues from both the end users, who will be charged for Internet access and other horizontal services, and from the suppliers, who will be charged for the dedicated connection and e-commerce and advertising access to their customers; (iii) the statement that management believes it is possible the Company will record a significant charge to earnings in the fourth quarter of 2000 due in part to: (1) the undetermined affect of the Gilat acquisition on the Company's operations and strategic plan; (2) the possible divestiture of the education network; and
(3) management's decision to end the free service business model; (iv) the statement that management believes that the Company's available cash resources and amounts available under financing facilities will be sufficient to meet the Company's expected working capital and capital requirements for the next twelve months; (v) the statement that management believes that continued investment in research and development will contribute to attaining the Company's strategic objectives, including its development of new vertical business markets and, as a result, expects research and development expenses to increase in future periods; and (vi) the statement that management believes that the Company's available cash resources and amounts available under financial facilities will be sufficient to meet the Company's expected working capital and capital expenditure requirements for the next twelve months. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties, which are difficult to predict. Therefore, the Company's actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under "Certain Risk Factors Which May Impact Future Operating Results" and other risks detailed from time to time in reports filed with the SEC.

         All forward-looking statements of the Company are qualified by and should be read in conjunction with such risk disclosure. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

         The Company was founded in June 1997 and has built the country's largest broadband Internet Media Network specializing in education. ZapMe!'s solution utilizes "always on" satellite technology which delivers technology tools and educational resources to schools. The Company commenced operations in September 1997 and began offering sponsorships through its proprietary network in December 1998. Since commencement of operations, the Company's advertising based revenue model has been subject to federal and state legislative challenge by persons seeking to eliminate all advertising in schools.

         During November 2000, the Company intends to offer a limited sponsorship-based upgraded version of the ZapMe! computer labs to certain schools on a fee or grant basis. As part of this upgraded version, the Company will no longer accept or present paid commercial messages directed at students.

         Recently, the Company began to reposition itself and is expanding its focus from the education market to include other vertical markets. The Company's strategy is to become a leading provider of satellite-based e-business services. Through its wholly-owned subsidiary, r)Star Broadband Networks, Inc., the Company intends to aggregate horizontal business applications, such as merchant payment services, in-store audio and video, and employee benefits administration, and bundle these services with dedicated connections, using a satellite-based network, to vendors and other Application Service Providers. ZapMe!'s managed browser technology will be customized to allow industry-specific Internet access, in a managed environment, for conducting business transactions or viewing web-based content, training and e-business services to small and medium sized business enterprises. The Company expects to generate revenues from both the end users, who will be charged for Internet access and other horizontal services, and from the suppliers, who will be charged for the dedicated connection and e-commerce and advertising access to their customers.

         Although management is encouraged by early feedback relating to customers' desire to pay for a limited sponsorship-based alternative educational product, and its satellite-based e-business services, management believes it is too early to ascertain the demand for such product and services or their affect on the Company's financial condition and results of operations.

         As part of the Company's repositioning, management is considering various alternatives for the Company's education network, including divestiture. Management believes it is possible the Company will record a significant charge to earnings in the fourth quarter of 2000 due in part to:
(1) the undetermined affect of the Gilat acquisition on the Company's operations and strategic plan; (2) the possible divestiture of the education network; and (3) management's decision to end the free service business model. At this time the impact of such changes on the Company's financial condition and results of operations cannot be quantified.

         The Company announced its plan to end the free service business model and will discontinue the installation of free computer labs for schools. The Company is focusing on its plan to build a service-fee business outside of the education market. Schools currently served by the Company will have the opportunity to continue to receive Internet service. The Company may require these schools to either pay for the equipment or return it.

         As of September 30, 2000, the Company deployed ZapMe! equipment to approximately 2,300 schools in 45 states. Total student enrollment in schools with deployed ZapMe! equipment was over 2 million. Additionally, over 1,000 school districts, representing over 2,000 additional middle and high schools, had approved and signed the Company's three-year agreement as of that date. Included in the 2,300 deployed schools were approximately 180 school sites for which substantially all necessary computer equipment had been shipped but not yet connected to the network.

         The Company has incurred net losses of approximately $97.1 million for the period of inception through September 30, 2000. The Company expects to incur additional losses for the foreseeable future due to the increased cost of, among other things, sales and marketing, research and development and the assorted costs of building and operating a larger number of industry-specific networks. Management expects that the size of these losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. In view of the rapidly evolving nature of the Company's business and its limited operating history, management believes that period-to-period comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

REVENUE. To date, the Company has generated revenue primarily from content sponsorship fees paid by strategic partners. Four sponsors--Inacom, Toshiba, Gilat, and Sylvan--accounted for approximately 79% of the Company's revenue for the nine months ended September 30, 2000.

The Company derived revenue principally from sponsorship, e-commerce, network services and sales of school fundraising services and supplies. Sponsorship revenue consists of fees charged for advertising or promotional messages delivered over the ZapMe! network. Revenue related to sponsorship of content on the ZapMe! network is generally recognized when sponsorship is provided. E-commerce revenue consists of referral fees and commissions on transactions facilitated and referred through the ZapMe! network. Revenue from e-commerce is recognized upon notification from the contracting partner that a qualifying sale has occurred. Network services revenue is derived from the distribution of content and products delivered through the ZapMe! network, and from educational services delivered in the ZapMe! labs such as teacher training, tutoring and other educational programs offered through a strategic alliance with Sylvan Learning Systems. Network services and other revenue is recognized in the time period in which the underlying service is delivered. Network services and other revenue also include revenue from the Company's five-year agreement with Sylvan, which provides for a sharing of revenue derived from the delivery of Sylvan programs in ZapMe! computer labs. This agreement allows Sylvan to offer student tutoring, teacher training, and other programs in the ZapMe! computer labs. Fees payable under this agreement are based on a rate for installed schools available for use by Sylvan. To date, no programs have been offered under this arrangement, and additionally no material e-commerce or network services have been delivered and the Company has recognized no significant revenue for those activities. Revenue from school fundraising services and supplies consists of the proceeds derived from the sales of fundraising kits and supplies to schools or school organizations. Revenue is generally recognized upon shipment.

COSTS OF REVENUE. Costs of revenue consist primarily of depreciation on school network equipment, allowances for the cost of equipment replacement not covered by manufacturers' warranties, and the cost of operating the Company's satellite and terrestrial communications network. The costs associated with this form of telecommunication include

(1) the cost of land-based equipment, or "earth segment," such as the satellite dish, hubs, send and receive cards located inside the network servers and land-based phone service and (2) the cost of the link to and from the satellite, or "space segment." ZapMe! provides much of its earth segment to schools by purchasing satellite dishes, hubs and send/receive cards for its network servers. ZapMe! purchases the space segment pursuant to fixed price agreements. Commencing July 1999, a space segment vendor began to install and lease satellite dishes and computer equipment as well as provide space segment under a long-term fixed-price per school contract. The amount of the allowance for cost of equipment replacements not covered by manufacturers' warranties that is included in costs of revenue for the three months ended September 30, 2000 was $181,000 and for the nine months ended September 30, 2000 was $217,000. The amount of the reserve on the balance sheet at September 30, 2000 was $138,000.

OPERATING EXPENSES. The Company's operating expenses consist primarily of sales and marketing, research and development and general and administrative expenses. Research and development expenses consist primarily of compensation and consulting expenses associated with the development and refinement of the ZapMe! user interface, the satellite network, content and quality assurance. To date, the Company has not capitalized any software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 because management believes that the Company's process for developing software is essentially completed concurrent with the establishment of technological feasibility. As a result, all development costs have been expensed as incurred. Sales and marketing expenses consist primarily of salaries, commissions, travel expenses, advertising expenses, costs of promotional programs, trade show expenses, seminars and costs of marketing materials. General and administrative expenses consist primarily of salaries and related costs for the Company's executive, administrative, finance, legal and information technology personnel, support services, facilities costs and professional services fees.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation for the three months ended September 30, 2000 was $1.3 million made up of $97,000 in research and development, $87,000 in sales and marketing, and $1,120,000 in general and administrative. Amortization of deferred stock compensation for the three months ended September 30, 1999 was $1.8 million made up of $163,000 in research and development, $413,000 in sales and marketing, and $$1,239,000 in general and administrative. Amortization of deferred stock compensation for the nine months ended September 30, 2000 was $5.4 million made up of $482,000 in research and development, $522,000 in sales and marketing, and $4,403,000 in general and administrative. Amortization of deferred stock compensation for the nine months ended September 30, 1999 was $4.3 million made up of $290,000 in research and development, $857,000 in sales and marketing, and $3,199,000 in general and administrative. Deferred stock compensation arose as a result of stock options granted during 1998 and 1999 and shares of common stock sold to officers of ZapMe! at prices below the deemed fair market value at the date of grant. Deferred stock compensation is amortized over the vesting period of the options, generally three to four years, or the performance period for various warrants we granted using a graded vesting method. As a result, management anticipates that amortization of deferred stock compensation will adversely impact the Company's operating results for the next three years.

         Future amortization expense is estimated to be approximately $804,000 for the remaining three months of 2000, and approximately $2.2 million, $804,000 and $99,000 for 2001, 2002 and 2003, respectively.

INCOME TAXES. There was no provision for federal or state income taxes for any period since inception due to the Company's operating losses. At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $21.9 million that will expire beginning in fiscal year 2012 if not utilized. Utilization of the Company's net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for the Company's net operating losses and other deferred tax assets. The net valuation allowance increased by approximately $8.1 million during the year ended December 31, 1999. Management believes that, based on the factors described below, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since inception and expected near-term future losses. Management will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. The Company recorded accretion and a dividend on its preferred stock of approximately $135,000 for the three months ended September 30, 2000 and $13,691,000 for the three months ended September 30, 1999, and approximately $213,000 for the nine months ended September 30, 2000 and $17,462,000 for the nine months ended September 30, 1999.

RESULTS OF OPERATIONS

REVENUE. Total revenues increased to approximately $767,000 for the three months ended September 30, 2000 versus approximately $297,000 for the three months ended September 30, 1999. Total revenues increased to approximately $13.4 million for the nine months ended September 30, 2000 versus approximately $444,000 for the nine months ended September 30, 1999. Four sponsors-Inacom, Toshiba, Gilat, and Sylvan-accounted for approximately 79% of the Company's total revenue for the nine months ended September 30, 2000. During the three month period ended September 30, 2000, the Company added no new sponsors.

COSTS OF REVENUE. Costs of revenue increased to approximately $7.7 million for the three months ended September 30, 2000. Given the minimal network deployment level in early 1999, costs of revenue for the three months ended September 30, 1999 were just $1.3 million. Costs of revenue increased to approximately $23.8 million for the nine months ended September 30, 2000 . Similarly, as a result of the minimal network deployment level in early 1999, costs of revenue for the nine months ended September 30, 1999 were just $2.5 million. The increase from 1999 to 2000 was due primarily to: (1) depreciation related to network equipment installed in significantly more schools, (2) space segment costs related to the increased number of installed schools, (3) call center costs to support users and (4) a write off of earlier technology satellite cards deemed worthless.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to approximately $1.8 million for the three months ended September 30, 2000 from approximately $676,000 for the three months ended September 30, 1999. Research and development expenses increased to approximately $5.4 million for the nine months ended September 30, 2000 from approximately $1.7 million for the nine months ended September 30, 1999. The increase was due primarily to increased payroll and consulting fees as we continue to develop our network capabilities. Management believes that continued investment in research and development will contribute to attaining the Company's strategic objectives, including its development of new vertical business markets and, as a result, expects research and development expenses to increase in future periods.

SALES AND MARKETING. Sales and marketing expenses increased to approximately $2.7 million for the three months ended September 30, 2000 from approximately $1.7 million for the three months ended September 30, 1999. Sales and marketing expenses increased to approximately $7.4 million for the nine months ended September 30, 2000 from approximately $4.1 million for the nine months ended September 30, 1999. The increase in the level of expense was due primarily to compensation associated with the increased number of sales and marketing personnel and related overhead, and increased travel costs associated with our direct selling efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to approximately $6.7 million for the three months ended September 30, 2000 from approximately $1.9 million for the three months ended September 30, 1999. General and administrative expenses increased to approximately $16.0 million for the nine months ended September 30, 2000 from approximately $3.9 million for the nine months ended September 30, 1999. The increase in the level of expenses is due primarily to increased personnel and related overhead necessary to support the Company's increased scale of operations, particularly the addition of key executive staff.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation for the three months ended September 30, 2000 was $1.3 million made up of $97,000 in research and development, $87,000 in sales and marketing, and $1,120,000 in general and administrative. Amortization of deferred stock compensation for the three months ended September 30, 1999 was $1.8 million made up of $163,000 in research and development, $413,000 in sales and marketing, and $1,239,000 in general and administrative. Amortization of deferred stock compensation for the nine months ended September 30, 2000 was $5.4 million made up of $482,000 in research and development, $522,000 in sales and marketing, and $4,403,000 in general and administrative. Amortization of deferred stock compensation for the nine months ended September 30, 1999 was $4.3 million made up of $290,000 in research and development, $857,000 in sales and marketing, and $3,199,000 in general and administrative. The deferred stock compensation is amortized over the vesting period of the related options using a graded vesting method.

INTEREST INCOME (EXPENSE), NET. Interest income (expense), was approximately ($188,000) for the three months ended September 30, 2000 consisting of $1,219,000 interest income and $1,398,000 interest expense compared to approximately $47,000 for the three months ended September 30, 1999 consisting of $312,000 interest income and $265,000 interest expense. Interest income (expense), net increased to approximately $269,000 for the nine months ended September 30, 2000 consisting of $4,211,000 interest income and $3,942,000 interest expense from approximately $76,000 for the nine months ended September 30, 1999 consisting of $464,000 interest income and $388,000 interest expense. The increase is due to substantially higher interest income on cash balances derived primarily from proceeds from ZapMe!'s initial public offering of Common Stock in October, 1999. The increase in interest expense is due primarily from the interest the Company incurs on lease obligations.

         The Company's revenue, operating expenses and operating results may vary significantly from quarter to quarter. The fluctuations may be due to a number of factors, many of which are beyond its control. These factors include, but are not limited to: (1) the rate of expansion of the Company's network through deployment into additional schools and other business enterprises; (2) the rate of usage of the Company's network in schools and at home; (3) the Company's ability to generate and sustain significant levels of sponsorship revenue; (4) fluctuations in the use of ZapMe!'s network and in demand for the Company's products and services related to the school calendar, including vacations and holidays; (5) the burden of lease payment obligations; (6) government action to regulate or otherwise restrict the Company's ability to serve schools; (7) the Company's ability to manage costs, including personnel costs; and (8) costs relating to possible acquisitions and integration of technologies or other businesses.

         Due to all of the foregoing factors, the Company's quarterly revenue and operating results are difficult to forecast, and management believes that period-to-period comparisons of the Company's operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

         On October 25, 1999, the Company closed its underwritten initial public offering and a concurrent offering of Common Stock, which resulted in net proceeds of approximately $97.1 million.

         Net cash used in operating activities increased to approximately $24.2 million for the nine months ended September 30, 2000 from approximately $9.1 million for the nine months ended September 30, 1999. In each period, cash used by operating activities was primarily a result of the net losses for such period offset by amortization of deferred stock compensation. The increase in the current period was due to a larger net loss.

         Net cash used in investing activities increased to approximately $8.4 million for nine months ended September 30, 2000 from approximately $3.3 million for the nine months ended September 30, 1999. The increase in the current period is primarily due to purchase of equipment for $5.3 million, and for the acquisitions of eFundraising for $1.9 million and LearningGate for $1.2 million.

         Cash provided by (used in) financing activities decreased to approximately $(8.9) million for the nine months ended September 30, 2000 from approximately $34.9 million for the nine months ended September 30, 1999. The decrease was attributable to reduced stock issuance in the current period and increased payments on lease obligations.

         Capital lease obligations incurred totaled approximately $26.3 million for the nine months ended September 30, 2000 compared to $12.0 million for the nine months ended September 30, 1999. Lease financing was used primarily to acquire and install computer equipment in schools. The increase was due to higher school deployment levels in the current period.

         The Company's deferred revenue balance includes deferred revenue attributable to billings in advance of earnings on content sponsorship activities. The Company records an account receivable and deferred revenue upon billing for sponsorships. The Company recognizes revenue ratably over the period the sponsorship is delivered.

         Management believes that the Company's available cash resources and amounts available under financing facilities will be sufficient to meet the Company's expected working capital and capital expenditure requirements for the next twelve months.

         The Company may need to raise additional funds in order to support more rapid expansion, develop new vertical markets, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated developments. The Company may seek to raise additional funds through private or public sales of securities, strategic financial and business relationships, bank debt, lease financing, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage of ZapMe! owned by existing stockholders will be reduced, stockholders may experience additional dilution, and these equity securities may have rights, preferences, or privileges senior to those of the holders of ZapMe!'s common stock. Additional financing may not be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, The Company may be unable to deploy or enhance its network and Netspace, take advantage of future opportunities, or respond to competitive pressures or unanticipated developments, which could severely harm its business.

CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

         The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

THE COMPANY HAS AN UNPROVEN BUSINESS MODEL AND A LIMITED OPERATING HISTORY.

         Because ZapMe! was incorporated in September 1997 and only launched its network in September 1998, the Company has a limited operating history on which investors can base an evaluation of the Company's business and prospects. The Company's revenue and income potential are unproven and its business model is unique, constantly evolves and will continue to evolve. The Company only recently began generating revenue from sponsorships and to date the Company has not generated any material revenue from e-commerce or network services. The Company is also in the process of redirecting its business away from the education market and toward a currently unproven commercial market. Additionally, the Company is no longer accepting paid, commercial messages directed at students. The Company has limited insight into trends that may emerge and affect its business.

         An investor in ZapMe!'s common stock must carefully consider the risks and difficulties frequently encountered by companies in an early stage of development, as well as the risks the Company faces due to its participation in a new and rapidly evolving market. The Company's business strategy may not be successful and it may not successfully overcome these risks.

THE COMPANY'S BUSINESS MODEL IS CHANGING AND FUTURE REVENUE GROWTH WILL SUFFER IF THE COMPANY FAILS TO RETAIN AND GROW ITS USER BASE, GENERATE FREQUENT AND RECURRING USAGE BY THE COMPANY'S USERS, OR DEMONSTRATE THAT THE COMPANY'S USERS ARE ACTUALLY USING ITS SERVICES.

         The success of the Company's business will depend on its ability to aggregate horizontal business applications, such as merchant payment services, in-store audio and video, and employee benefits administration, and bundle these services with dedicated connections, via a satellite-based network, to vendors and other application service providers specific to targeted industries. The Company's ability to grow its user base depends largely on its ability to deploy its browser technology to other e-business customers. If the Company is unable to rapidly deploy its network to a large number of other fee-based business customers, the Company's ability to generate revenue and implement its strategy will be severely limited. The Company's ability to grow its user base also depends on management's success with the development and implementation of programs designed to help secure and build or incubate vertical markets for paying subscribers.

         The Company must also encourage its users to use the Company's services regularly and for long periods of time. Users may find that the Company's network features and content are not sufficiently compelling to continue regular use, or may turn to other Internet providers for such services such as e-mail and other e-commerce business solutions. A number of the Company's users may not actively use its services for periods of time. If the Company is not able to demonstrate to its sponsors that the Company has an active and growing user base, sponsors may choose not to enter into sponsorship agreements with the Company and the Company's revenues generated from sponsorships would suffer.

THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES AND ANTICIPATES CONTINUED LOSSES.

         The Company incurred net losses of approximately $97.1 million for the period of inception through September 30, 2000. These losses resulted primarily from costs related to developing the ZapMe! network, deploying the ZapMe! network to schools and developing content and features for the ZapMe! network. The Company has not achieved profitability. The Company expects to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the Company's revenues from its sponsors, e-commerce offerings and network services and on the level of its expenses.

         As a result, management expects that the Company's operating expenses will continue for the foreseeable future. The Company will need to generate significant additional revenues to achieve profitability. Consequently, it is possible that the Company will never achieve profitability, and even if the Company does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future. If the Company does not achieve or sustain profitability in the future, then it may be unable to continue its operations.

THE COMPANY EXPECTS ITS QUARTERLY FINANCIAL RESULTS TO FLUCTUATE AND ITS EARLY STAGE OF DEVELOPMENT LIMITS MANAGEMENT'S ABILITY TO PREDICT REVENUES AND EXPENSES PRECISELY.

         The Company's quarterly and annual operating results have varied in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of its control. Factors that might cause quarterly fluctuations in its operating results include the factors described in the subheadings below. To respond to these and other factors, management may need to make business decisions that could impact the Company's quarterly operating results. Most of the Company's expenses, such as lease payment obligations, employee compensation and rent, are relatively fixed in the short term. Moreover, the Company's expense levels are based, in part, on management's expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below management's expectations the Company could not proportionately reduce its operating expenses for that quarter. Therefore, this revenue shortfall would have a disproportionate effect on the Company's expected operating results for that quarter. Consequently, management believes that period-to-period comparisons of the Company's operating results are not necessarily meaningful, and should not be viewed as indicators of its future performance. In addition, during future periods the Company's quarterly or annual operating results may fail to meet the expectations of securities analysts or investors. In this case the trading price of ZapMe!'s common stock would likely decrease.

THE COMPANY IS SUBJECT TO A TENDER OFFER WHICH, IF COMPLETED, WILL GIVE 51% VOTING CONTROL TO ANOTHER COMPANY.

Gilat Satellite Networks, Ltd., has commenced a tender offer that, once completed will give it majority voting control of the Company. Were Gilat to exercise its control in a manner detrimental to the minority stockholders, those stockholders would have limited means with which to seek redress.

THE COMPANY IS SUBJECT TO A TENDER OFFER, THAT WERE IT TO BE WITHDRAWN OR NOT CONSUMMATED, COULD HARM THE COMPANY'S PROSPECTS.

An important component of the Company's business plan to develop a service-fee based business is access to the technology of Gilat Satellite Networks, Ltd. Were the tender offer not be consummated, that technology may not be available to the Company or, if available, may not be as seamlessly delivered to the Company's customers as might be possible were the Company to be a non-wholly owned subsidiary of Gilat.

THE COMPANY'S PUBLICLY TRADED SECURITIES MAY BECOME DELISTED FROM NASDAQ

According to the NASDAQ's published guidelines, ZapMe!'s common stock ("Shares") would not be eligible to be included for listing if, among other things, the number of Shares publicly held falls below 750,000, the number of holders of round lot Shares falls below 400 or the market value of such publicly held Shares is not at least $5 million. If, the Company is unable to meet such continued listing requirements, or if the Company is otherwise unable to satisfy Nasdaq that the Company will continue to meet the requirements of Nasdaq for continued listing resulting from the purchase of Shares by Gilat Satellite Networks Ltd., or from continued losses by the Company or otherwise, then the listing of the Shares will be discontinued. In such event, the market for the Shares would be adversely affected. Management cannot predict whether the reduction in the number of Shares that might otherwise trade publicly would have an adverse or beneficial effect on the market price for or marketability of the Shares or whether it would cause future market prices of the Shares to increase or decrease. Management believes that if the Shares are delisted from the Nasdaq National Market, that the liquidity of the Company's securities would be impaired.

THE COMPANY'S METHODS OF GENERATING REVENUES ARE NEW AND LARGELY UNTESTED.

         The success of the Company's business will depend on its ability to generate revenue. The Company has only recently begun to generate revenue, and because its methods of generating revenue are new and largely untested the Company may generate lower revenues than it expects. Further, if the Company is unable to generate multiple new sources of revenue, its future revenue growth will suffer. Currently, the Company expects to receive the majority of its revenue from: (1) suppliers to participants in vertical broadband networks now in the planning stage who will be charged for dedicated connections and e-commerce advertising access to their customers; (2) network services, including marketing and profit sharing fees; and (3) an upgraded version of the ZapMe! computer labs offered with limited sponsorship on a fee basis.

         From inception through September 30, 2000, the Company generated approximately 90% of its revenue from sponsorships. Although the Company expects to generate a portion of its future revenue through e-commerce and network services, it has not generated any material e-commerce or network service revenue through September 30, 2000. As a result, the Company's expected primary methods of generating revenue are relatively new to it and largely untested.

         If Internet and online advertising do not continue to grow, or if sponsorship on the ZapMe! network does not achieve market acceptance, the Company's revenues generated from sponsorships will be lower than expected, and may be insufficient to support the Company's business model.

         The success of the Company's initiatives to become a leading provider of satellite based e-business services to vertical markets depends in part on the Company's ability to leverage its experience in building browser technology for vertical markets and marketing and managing relationships with small to medium sized entities, its ability to build additional vertical markets by serving as an incubator, which provides other vertical service providers with an easier path for providing connectivity to their customers, and more generally upon the adoption of the Internet as a medium for commerce by a broad base of customers and its users. If this market fails to develop or develops more slowly than expected, or if the Company's e-commerce services do not achieve market acceptance, the Company's revenue generated from e-commerce will be lower than expected.

         In the future, the Company expects to build a base of paying subscribers in several vertical markets, using the marketing power of key suppliers to identify, enroll and retain subscribers. The Company expects to generate revenue from fees charged for the delivery of additional horizontal services such as payment and insurance processing, employee benefits administration, and other e-commerce services.

THE COMPANY RELIES HEAVILY ON ITS KEY PARTNERS AND IF THEY TERMINATE THEIR STRATEGIC ALLIANCES WITH THE COMPANY OR IF THE ARRANGEMENT FAILS TO MEET THE COMPANY'S OBJECTIVES, THE COMPANY MAY EXPERIENCE DIFFICULTY OR DELAYS IN INSTALLING AND MAINTAINING ITS NETWORKS AND THE COMPANY'S REVENUE GROWTH MAY SUFFER.

         The Company's strategic alliance relationships have included: Gilat, Spacenet, Sylvan, and Toshiba. The Company relies heavily on its strategic alliance relationships. These agreements involve many aspects of the Company's business and in some cases include the sale of equity securities to these companies. These types of arrangements are complex and will require a great deal of effort to operate successfully. As a result, there are many risks related to these arrangements, including some that management may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangement to meet the parties' objectives. If the Company fails to maintain these relationships, or if the Company's partners do not perform to management's expectations, the performance of the Company's network, and the Company's ability to generate revenues may all be harmed. Specific examples of these strategic alliance relationships include the Company's agreements with: (1) Sylvan relating to the use of the ZapMe! network and labs outside of school hours, (2) Toshiba relating to the acquisition and integration of ZapMe! computer lab equipment, and (3) Spacenet relating to the installation of the Company's network and labs as well as the operation of the Company's network.

THE COMPANY IS DEPENDENT ON THIRD PARTIES TO DEPLOY ITS NETWORK TO E-COMMERCE BUSINESS ENTERPRISES AND SCHOOLS AND SUPPORT IT ONCE INSTALLED.

The Company has used, and plans to continue to use, third parties such as Gilat and Spacenet to install and support the Company's network in business entities and schools. In the past the Company has experienced difficulties resulting from the failure of former third party integrators to manage successfully a wide-scale deployment into a school environment. Such failures resulted in delays in the scheduled deployment of the Company's network to additional schools. The Company previously entered into relationships with nationally recognized parties to install software on the computers, to install the Company's network in school site and to serve as the general contractor to oversee the installation process. However, these parties may not be able to install schools or other customer sites on a wide scale according to the Company's schedule. Changes of the Company's third party installers would cause delays in the deployment of the ZapMe! network and could limit or eliminate revenue generated from sponsorships, e-commerce and network services. Further, if the Company does need to hire substitute or additional third party installers of its network the Company cannot assure investors that the Company will be able to do so on terms as favorable as its current arrangements, or at all, which could result in higher installation costs to the Company as well as potential delays in such deployment.

         The Company also relies on third parties to provide the majority of support necessary to maintain the Company's network and labs once installed. Any inability to maintain or delays to the maintenance of this equipment would lead to lower revenue generated from sponsorship and network services.

THE COMPANY'S DEPENDENCE ON SHORT-TERM SPONSORSHIP CONTRACTS EXPOSES IT TO GREATER PRESSURE ON ITS SPONSORSHIP PRICES AND ALLOWS SPONSORS TO QUICKLY CEASE THEIR SPONSORSHIPS.

         A substantial portion of the Company's sponsorship revenue has been derived from short-term contracts. Consequently, the Company may not be able to command higher prices typically associated with more comprehensive arrangements. Further, many of the Company's sponsors are able to cease sponsorship of the Company's network quickly and without penalty, thereby increasing the Company's exposure to competitive pressures. The Company's current sponsors may discontinue sponsorship of the Company's network and the Company may not be able to secure new contracts from existing or future sponsors at attractive rates or at all.

THE COMPANY HAS DERIVED A SIGNIFICANT PORTION OF ITS REVENUE FROM A SMALL NUMBER OF SPONSORS AND THE COMPANY'S REVENUE MAY DECLINE SIGNIFICANTLY IF ANY MAJOR SPONSOR CANCELS OR DELAYS A PURCHASE.

         A small number of sponsors have accounted for a significant portion of the Company's revenue, however, management is uncertain whether this trend will continue. Four sponsors-Inacom, Toshiba, Gilat, and Sylvan-accounted for approximately 79% of the Company's revenue during the nine months ended September 30, 2000. The Company's revenue from sponsorships will not increase if the Company is unable to renew its material agreements, replace such agreements with similar agreements with new sponsors, or sufficiently diversify the Company's sponsor base so that the Company does not rely on a small number of sponsors for a significant portion of its revenue.

THE COMPANY'S VARIED SALES CYCLES COULD HARM ITS RESULTS OF OPERATIONS IF FORECASTED SALES ARE DELAYED OR DO NOT OCCUR.

         The length of time between the date of initial contact with a potential sponsor and the execution of a contract with the potential sponsor varies significantly and depends on the nature of the arrangement. Furthermore, contracting with potential sponsors is subject to delays over which the Company has little or no control, including: (1) potential sponsors' adoption of the ZapMe! network, which is an entirely new advertising medium, as an acceptable use of advertising budgets; (2) potential sponsors' budgetary constraints; (3) potential sponsors' internal acceptance reviews; and (4) the possibility of cancellation or delay of projects by sponsors or the Company.

         During any given sales cycle, the Company may expend substantial funds and management resources and yet not obtain sponsorship revenue. The Company's results of operations for a particular period may suffer if sales to sponsors forecasted in a particular period are delayed or do not otherwise occur.

OPPOSITION TO THE COMPANY'S NETWORK, ADVERTISING IN SCHOOLS AND UNRESTRICTED INTERNET ACCESS MAY LEAD TO NEGATIVE PUBLICITY, REGULATORY CONTROL, LEGAL ACTION, BOYCOTTS OR OTHER ACTIONS THAT COULD HARM THE COMPANY'S BUSINESS.

           The Company has to date generated a significant portion of its revenue from sponsorships purchased by marketers interested in addressing the student population across the ZapMe! network in schools. This business model has been controversial and has lead to negative publicity as well as action by the government or private interests to restrict or stop the Company's network. To date, some third parties that oppose corporate advertising in schools, as well as sponsorships on the ZapMe! network, have engaged in publicity campaigns to deter sponsors from dealing with the companies engaging in advertising or sponsorship activities and have sought legislation to curb this practice. California recently enacted a law that imposes additional procedural requirements before local public school boards can enter into contracts involving advertising in schools. In particular, starting in the year 2000, California public school boards must (a) notice a public hearing and make certain findings regarding the importance and affordability of a covered product or service, such as the ZapMe! network, before entering into new contracts and
(b) give parents the right to opt in writing that their children not participate. Minnesota enacted a similar law. These laws could delay deployment of the ZapMe! network and reduce student participation. Similar or more restrictive legislation is possible in other states including Wisconsin and New York, and at the local and federal levels. For example, Congress is currently considering legislation that would require prior, written parental consent before any entity could collect any information for any commercial purpose from any student under 18. Anti-school-advertising groups have had some successes in the past seeking regulation and boycotts of companies that advertise in schools, such as Channel One, a wholly-owned subsidiary of Primedia, Inc. Moreover, any new restriction, law or regulation pertaining to online media, sponsorships or e-commerce in schools, or the application or interpretation of existing laws, could decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a negative impact on the Company's business.

         The Internet is the subject of an increasing number of laws and regulations. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. In addition, these new laws have not yet been interpreted by the courts, and consequently their applicability and reach are not defined. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership, copyright, defamation, obscenity and personal privacy is uncertain and developing. We may be subject to claims that our services violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could impose significant restrictions, requirements or additional costs on the Company's business, require the Company to change its operating methods, business strategy, or subject the Company to additional liabilities and cause the price of ZapMe! common stock to decline.

THE COMPANY IS DEPENDENT ON ITS NETWORK INFRASTRUCTURE, AND IN PARTICULAR ON SATELLITES AND SATELLITE TRANSMISSION TECHNOLOGY, AND ANY FAILURE OF THE COMPANY'S NETWORK WOULD HARM ITS OPERATIONS.

The Company recently repositioned itself to expand its focus from the education market and seeks to focus on becoming a leading provider of satellite-based e-business services. The Company also began offering a limited sponsorship-based upgraded version of ZapMe! computer labs to select schools on a fee or grant basis. The Company's network infrastructure may not be able to support the demands this growth places on it and its performance and reliability may decline. The Company has experienced and may in the future experience interruptions in service as a result of outages and other delays occurring throughout its network infrastructure. If these outages or delays occur frequently in the future, use of the Company's networks could grow more slowly or decline.

         The Company's network operations center and its communications and other computer hardware are also subject to disruptions which are beyond management's control and for which the Company may not have adequate insurance. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage the Company's communications hardware and other network operations.

         Each school installed with the ZapMe! network, or e-business enterprise solution supported by a Company network is connected to the Company's network through a satellite link. The complete or partial loss of the satellite used to transmit data to schools and other business customers could affect the performance of the Company's network. The Company network currently uses a single satellite.

         Orbiting satellites are subject to the risk of failing prematurely due to mechanical failure, a collision with objects in space or an inability to maintain proper orbit. Any such loss of the use of the satellite could prevent us from delivering the Company's services. This interruption in services would continue until either a new substitute satellite is placed into orbit, or until the Company's services were moved to a different satellite. Moving to an alternate satellite would require the Company to redirect all of the satellite dishes in the Company's network-a very time consuming and expensive process. The loss of a satellite could also result in increased costs of using satellites. The Company is dependent on transmissions from the satellite to its customer sites, and these transmissions may be interrupted or experience other difficulty, which could result in service interruptions and delays in the Company's network. In addition, the use of the satellite to provide transmissions to the Company's customers requires a direct line of sight between the satellite and the receiver at the school or business site and is subject to distance and rain attenuation. In markets which experience heavy rainfall the Company may need to use greater power to maintain transmission quality. Such changes may require Federal Communications Commission, or FCC, approval, which may not be granted.

THE COMPANY MAY BE SUBJECT TO THIRD PARTY ABUSES OF ITS NETWORK, SUCH AS "SPAM" OR "HACKING," WHICH COULD LEAD TO INTERRUPTIONS IN COMPANY SERVICES AND OTHER ADVERSE CONSEQUENCES WHICH COULD BE EXPENSIVE TO FIX, SUBJECT THE COMPANY TO LIABILITY OR RESULT IN LOWER USE OF THE COMPANY'S NETWORKS THAN WE EXPECT.

         The future success of the Company's business depends on the security of its networks. Computer viruses or problems caused by the Company's users or other third parties, such as the sending of excessive volumes of unsolicited bulk e-mail or "spam," could lead to interruptions, delays, or cessation in service to our users. In addition, the sending of "spam" through the Company's network could result in third parties asserting claims against the Company. The Company may not prevail in such claims and its failure to do so could result in large judgments that would harm the Company's business. Users or other third parties could also potentially jeopardize the security of confidential information stored in our computer systems by their inappropriate use of the Internet, including "hacking," which could cause losses to the Company or its users or deter persons from using the Company's services. Users or third parties may also potentially expose the Company to liability by "identity theft," or posing as another ZapMe! user. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in the Company's computer systems and those of its users.

         The Company expects that its users will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security. Users or others may assert claims of liability against us as a result of any failure by the Company to prevent these network malfunctions and security breaches, and may deter others from using the Company's services, which could cause its business prospects to suffer. Although the Company intends to continue using industry-standard security measures, such measures have been circumvented in the past, and management cannot assure you that these measures will not be circumvented in the future. In addition, to alleviate problems caused by computer viruses or other inappropriate uses or security breaches, the Company may have to interrupt, delay, or cease service to the Company's users, which could severely harm its business.

THE COMPANY IS DEPENDENT ON ITS LEASED SATELLITE BANDWIDTH AND IF SUCH LEASES WERE TERMINATED OR OTHERWISE UNAVAILABLE TO THE COMPANY, IT COULD BE SUBJECTED TO SIGNIFICANT ADDITIONAL COSTS OR RESTRICTIONS ON ITS BUSINESS.

         The Company currently leases satellite bandwidth from GE Americom and Spacenet. If, for any reason, the leases were to be terminated, the Company might not be able to renegotiate new leases with GE Americom or Spacenet or another satellite provider on favorable terms, if at all.

         The satellite industry is a highly regulated industry. In the United States, operation and use of satellites requires licenses from the FCC. As a lessee of satellite space, we could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, any of which may modify the present regulatory environment in the United States. While we believe that the Company's satellite access providers will be able to obtain all U.S. licenses and authorizations necessary to operate effectively, they may not continue to be successful in doing so. The Company's failure to indirectly obtain some or all necessary licenses or approvals could impose significant additional costs and restrictions on the its business, require the Company to change its operating methods, or result in the Company no longer being able to provide its service to affected users.

IF THE COMPANY IS UNABLE TO COMPETE EFFECTIVELY AGAINST ITS CURRENT AND POTENTIAL COMPETITORS THEN THE COMPANY MAY LOSE USERS TO OTHER SERVICES WHICH COULD RESULT IN LOWER USAGE OF THE COMPANY'S NETWORK AS WELL AS LOWER THAN EXPECTED REVENUES.

           The market for the ZapMe! network and the Company's e-commerce business services is new and rapidly evolving, and management expects competition in and around this market to intensify in the future. While management does do not believe any of the Company's competitors currently offer the functionality offered by the Company's network, the Company face competition from a number of companies who provide services and functionality similar to portions of the Company's network, who market products and services to a similar base of users, or both, and who could in the future seek to compete more directly with the Company. In this light, management believes the Company's current and potential competitors include, among others, America Online, Channel One, Family Education Network, Helius, Inc., Bigchalk.com, Lightspan, Idealab!, Internet Capital Group, Inc., and CMGI, Inc.

           Many of the Company's existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company does. This may allow such competitors to devote greater resources than the Company can to the development and promotion of their products and services. Many of these competitors offer a wider range of products and services than the Company does. These products and services may attract users to the Company's competitors' sites and, consequently, result in lower usage of the Company's network.

SCHOOLS AND OTHER BUSINESS ENTERPRISES MAY USE ALTERNATIVE MEANS TO ACQUIRE COMPUTERS AND INTERNET ACCESS, WHICH COULD REDUCE THE COMPANY'S POTENTIAL USER BASE AND MAY LEAD TO LOWER THAN EXPECTED REVENUES.

           An immediate attraction of deploying the Company's network is access for a fee to computers and the Internet. However, for a variety of reasons, schools and other business enterprises may decide to use other methods to acquire computers and Internet access. If business enterprises and schools decide to use means other than deployment of the Company's networks, it will limit the Company's user base, and consequently the Company will have lower than expected revenues from sponsorships, e-commerce and network services. Aside from purchasing the computers and Internet access from already existing budgets or from donations from parents or other members of the community, some other methods of acquiring computer equipment and Internet access that schools may turn to include the government subsidized E-Rate and various free computer equipment and Internet access companies and offerings.

THE COMPANY MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND ITS OPERATIONS WHEN NEEDED.

           The Company expects to use its existing cash for general corporate purposes, including expanding its sales and marketing activities, continuing investments in technology and product development and other capital expenditures, as well as working capital and other corporate expenses, including the funding of net losses from operations. Management believes that the Company's existing capital resources will be sufficient to meet its cash requirements for at least the next twelve months. However, the Company's cash requirements are large, and depend on several factors, including cash outflows due to lease obligations, the rate of expansion of the Company's e-commerce and vertical business networks, the installed school base, the availability of equipment leases on competitive terms, the Company's success in generating revenues, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated.

           If additional funds are raised through the issuance of equity securities, the percentage ownership of ZapMe!'s stockholders will be reduced, stockholders may experience additional dilution, or these equity securities may have rights, preferences or privileges senior to those of the holders of ZapMe! common stock. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on the Company's operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to deploy its network, develop or enhance the Company's services, take advantage of future opportunities or respond to competitive pressures.

THE COMPANY IS DEPENDENT ON THE CONTINUED GROWTH IN USE AND POPULARITY OF THE COMPANY'S NETWORKS AND THE INTERNET BY THE COMPANY'S USERS AND MANAGEMENT'S ABILITY TO SUCCESSFULLY ANTICIPATE THE FREQUENTLY CHANGING TASTES OF THE COMPANY'S USERS.

           The Company's business is unlikely to be successful if the popularity of the Internet as a viable e-commerce business tool and related media in schools as an educational tool and among students in general does not continue to increase. Even if the popularity of the Internet and related media does increase, the success of the Company's network in particular depends on management's ability to anticipate and keep current with the frequently changing tastes of the Company's users, primarily small and medium sized business enterprises and students age 13-19. Any failure on management's part to successfully anticipate, identify or react to changes in styles, trends or preferences of the Company's users would lead to reduced interest in and use of the ZapMe! network and therefore limit opportunities for sponsorship sales as well as e-commerce. Moreover, the ZapMe! brand could be eroded by misjudgments in service offerings or a failure to keep the Company's content current with the evolving preferences of the Company's audience.

SEASONAL AND CYCLICAL PATTERNS MAY AFFECT THE COMPANY'S REVENUE AND RESULTS OF OPERATIONS.

         Management believes that in-school advertising and e-commerce sales will be lower during the Summer, in late December and early January and during other school holiday periods when most users of the ZapMe! network will be on vacation and away from school. In addition, advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If the Company's market makes the transition from an emerging to a more developed market, these traditional seasonal and cyclical patterns may develop in the future. These patterns would exacerbate seasonality to which we are subject by further reducing advertising revenues in the first and third calendar quarter of each year. Seasonal and cyclical patterns in online advertising and e-commerce in general may also affect the Company's revenue. Because the Company's operating history is so limited, it is difficult for us to accurately predict these trends and plan accordingly. Since the Company's operating expenses are based on future revenue performance, it is possible that seasonal fluctuations could materially and adversely affect the Company's revenue and results of operations.

THE COMPANY'S NETWORK IS NEW AND THE COMPANY MAY NEED TO DEVELOP TOOLS TO ATTRACT SPONSORS AND PARTNERS.

           No standard measurement currently exists to determine the effectiveness or market reach of the sponsor messages that is available on the Company's network. The Company may need to develop standards and systems measuring these factors to support and promote the Company's network as a significant advertising medium. If the Company fails to develop such standards, it could be difficult to attract sponsors and sponsorship revenue.

THE COMPANY'S EFFORTS TO DEVELOP WIDESPREAD BRAND RECOGNITION ARE LIKELY TO BE EXPENSIVE AND MAY FAIL.

           The development of the Company's brand is important to the Company's future success. If the Company fails to develop sufficient brand recognition, the Company's ability to attract advertising and sponsorship revenue may be impaired, and the Company's revenue will suffer. In order to build the Company's brand awareness the Company must succeed in the Company's brand marketing efforts, deliver features and services that are engaging to the Company's users, provide high-quality content and increase user traffic to the Company's networks. These efforts have required, and will continue to require, significant expenses. Management cannot assure you that the Company will be successful in developing the Company's brand.

THE COMPANY MAY BE LIABLE OR INCUR ADDITIONAL COSTS FOR ITS USE OR DISTRIBUTION OF THE COMPANY'S USERS' INFORMATION.

           Despite the Company's best efforts, it could be subject to liability claims for misuses of information collected from the Company's users, such as for unauthorized marketing purposes, and will face additional expenses to analyze and comply with increasing regulation in this area, including the Children's Online Privacy Protection Act. The Company could incur additional expenses, or be required to alter, or eliminate, various current practices if new regulations regarding the use or distribution of information collected online are introduced or if the Company's privacy practices are investigated.

THE COMPANY MAY BE SUBJECT TO LIABILITY FOR PRODUCTS AND SERVICES SOLD THROUGH ITS NETWORK.

           To date, the Company has had very limited experience in the sale of services and products online and the development of relationships with manufacturers or suppliers of such products. However, the Company plans to develop a range of e-commerce opportunities. Consumers may sue us if any of the services or products that the Company sell online are defective, fail to perform properly or injure the user. Liability claims resulting from the Company's sale of products could require us to spend significant time and money in litigation or to pay significant damages.

THE COMPANY MAY BE SUBJECT TO LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER ITS NETWORK.

         The Company may be subject to claims relating to content that is published on or downloaded from the ZapMe! network. The Company also could be subject to liability for content that is accessible from the Company's network through links to other web sites or that is posted by members in chat rooms or bulletin boards. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type, such as defamation or trademark infringement, or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. In addition, any claims like this, with or without merit, could require us to change the Company's network in a manner that could be less attractive to the Company's customers and would result in the diversion of the Company's financial resources and management personnel.

THE COMPANY MAY NOT BE ABLE TO DELIVER VARIOUS SERVICES IF THIRD PARTIES FAIL TO PROVIDE RELIABLE SOFTWARE, SYSTEMS AND RELATED SERVICES TO US.

         All of the Company's advertisements are served using software licensed from NetGravity. While there is other software available, it would substantially disrupt the Company's business in the near term to switch to another provider. As such, the Company is reliant on NetGravity and its software. If NetGravity's software fails to perform as expected, or if the Company is not able to renew such agreement or license or internally develop similar software in the future, the Company may not be able to effectively display advertisements to the Company's users. In such event, the Company's revenue from sponsorships would likely suffer. On October 26, 1999, DoubleClick, an Internet advertising provider, acquired NetGravity in a stock-for-stock transaction. Although the Company has experienced no change in its relationship, the Company can not predict how the acquisition will affect its relationship with DoubleClick in the future.

         In addition the Company is dependent on various third parties for other software, systems and related services. Several of the third parties that provide software and services to us have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, the Company's ability to deliver various services to the Company's users may suffer due to the failure of these third parties to provide reliable software, systems and related services to us.

THE INABILITY TO OBTAIN KEY SOFTWARE FROM THIRD PARTIES MAY HARM THE COMPANY'S BUSINESS.

         The Company relies on software licensed from third parties, including applications that are integrated with internally developed software and used in the Company's products. Most notably, the Company licenses remote management software and Windows NT. These third-party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and the Company may not be able to obtain licenses for other existing or future technologies that management desires to integrate into the Company's products. The Company's business could be seriously harmed if it cannot maintain existing third-party technology licenses or enter into licenses for other existing or future technologies needed for the Company's products.

THE COMPANY'S SUCCESS DEPENDS UPON THE SUCCESSFUL DEVELOPMENT OF NEW SERVICES AND FEATURES IN THE FACE OF RAPIDLY EVOLVING TECHNOLOGY.

         The Company's market is characterized by rapidly changing technologies, frequent new service introductions and evolving industry standards. The recent growth of the Internet and intense competition in the Company's industry exacerbate these market characteristics. The Company's future success will depend on the Company's ability to adapt to rapidly changing technologies by continually improving the performance, features and reliability of its network. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of new features, content or network services. In addition, the Company's new enhancements must meet the requirements of its current and prospective users and must achieve significant market acceptance. The Company could also incur substantial costs if it needed to modify its service or infrastructures to adapt to these changes.

FAILURE TO MANAGE THE GROWTH OF THE COMPANY'S OPERATIONS COULD HARM ITS BUSINESS AND STRAIN THE COMPANY'S MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

           The Company has rapidly and significantly expanded its business operations. Management anticipates that further significant expansion will be required to grow the Company's user base if the Company is to be successful in implementing its business strategy. The Company may not be able to implement management information and control systems in an efficient and timely manner, and the Company's current or planned personnel, systems, procedures and controls may not be adequate to support the Company's future operations. If the Company is unable to manage growth effectively, its business would suffer. To manage the expected growth of the Company's operations and personnel, the Company will be required to: (1) improve existing and implement new operational, financial and management controls, reporting systems and procedures; (2) install new management information systems; and (3) train, motivate and manage the Company's sales and marketing, engineering, technical and customer support employees.

THE LOSS OF KEY PERSONNEL MAY HURT THE COMPANY'S ABILITY TO OPERATE ITS BUSINESS EFFECTIVELY.

           The Company's success depends to a significant degree upon the continued contributions of the principal members of its sales, engineering and management departments, many of whom perform important management functions and would be difficult to replace. Specifically, management believes that the Company's future success is highly dependent on its senior management, and in particular on Lance Mortensen, its Chief Executive Officer and President, and Rick Inatome, its Chairman. The loss of the services of any key personnel, particularly senior management, could seriously harm the Company's business.

IF THE COMPANY IS UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE ITS OBJECTIVES.

           The Company has hired and anticipates continuing to hire additional engineering, sales, marketing, e-commerce, customer support and accounting personnel. The Company may not be able to attract and retain the necessary personnel to accomplish its business objectives, and the Company may experience constraints that will adversely affect its ability to deploy the Company's networks in a timely fashion or to support the Company's users and operations. The Company has at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process.

THE COMPANY MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS AND RESULT IN INCREASED DEBT AND ASSUMPTION OF CONTINGENT LIABILITIES.

           As part of our business strategy, the Company expects to review acquisition prospects that would complement its current product offerings, augment its market coverage, enhance its technical capabilities, or otherwise offer growth opportunities. While the Company has no current agreements or negotiations underway with respect to any such acquisitions, the Company may acquire businesses, products or technologies in the future. In the event of such future acquisitions, the Company could: (1) issue equity securities, which would dilute current stockholders' percentage ownership; (2) incur substantial debt; or (3) assume contingent liabilities.

           Such actions by the Company could have a detrimental effect on the Company's results of operations and/or the price of ZapMe! common stock. Acquisitions also entail numerous risks, including: (1) difficulties in assimilating acquired operations, technologies, products or personnel; (2) unanticipated costs associated with the acquisition that could materially adversely affect the Company's results of operations; (4) negative effects on the Company's reported results of operations from acquisition related charges and of amortization of acquired technology and other intangibles; (5) diversion of management's attention from other business concerns; (6) adverse effects on existing business relationships with suppliers and customers; (7) risks of entering markets in which the Company has no or limited prior experience; and
(8) potential loss of key employees of acquired organizations

POSSIBLE INFRINGEMENT OF INTELLECTUAL PROPERTY RIGHTS COULD HARM THE COMPANY'S BUSINESS.

         The Company seeks to protect its intellectual property and to respect the intellectual property rights of others. To protect its own intellectual property, the Company relies on U.S. and international law regarding copyright, patents, trademarks and trade secrets as well as confidentiality agreements with employees, consultants, contractors and business partners. The Company cannot guarantee that it will succeed in obtaining, registering, policing or defeating challenges to its intellectual property rights, or that the Company will avoid claims that it is infringing the rights of others.

           Despite the Company's efforts to protect its intellectual property, the Company may be unsuccessful in doing so. The Company may be unable to obtain patents or register trademarks for a variety of reasons, including a mistaken belief that these items are eligible for intellectual property protection or that the Company is the entity entitled to this protection, if any. The Company's copyrights and trade secrets may similarly turn out to be ineligible for legal protection. In addition, parties may attempt to disclose, obtain or the Company's proprietary information despite, or in the absence of, a confidentiality agreement. Some foreign countries do not protect intellectual property rights to the same extent as the United States, and intellectual property law in the United States is still uncertain and evolving as applied to Internet-related industries. The status of domain names and the regulatory bodies in charge of them is also unsettled. Any inability to register or otherwise protect the Company's intellectual property rights could seriously harm the Company's business since it could enable competitors to copy important features on the Company's network.

           Furthermore, third parties may assert intellectual property infringement claims against the Company. These claims, possibly including those from companies from which the Company licenses key technology for its operations, could result in significant liability, the inability to use key rights and technologies, and the invalidation of the Company's own proprietary rights. In addition, regardless of the outcome, any litigation could be time-consuming, expensive, and distracting of management's time and attention.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of interest expense the Company must pay with respect to its various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. The Company does not use derivative financial instruments in its investment portfolio. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2000 would not cause the fair value of the Company's cash and cash equivalents or the interest expense paid with respect to the Company's outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce the Company's interest income while increases in interest rates over time will increase the Company's interest expense. As of September 30, 2000, the Company had not engaged in any foreign currency activity.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the June 30, 2000 Quarterly Report on Form 10-Q and previous filings, the Company reported the pendency of arbitration proceedings with the Company's former president and director, Frank J. Vigil, related to his employment at and departure from the Company. On October 25, 2000, the Arbitrator issued a final award holding the Company to be the prevailing party entitled to recover from Mr. Vigil $302,159 for costs and attorneys' fees incurred by the Company, and an additional $11,514 for fees and costs the Company paid to the American Arbitration Association. The Arbitrator confirmed the findings stated in the Arbitrator's preliminary award in favor of the Company on its claim that Mr. Vigil resigned from the Company and that the Company would have been entitled to terminate his employment for cause had he not resigned, and on the Company's defenses to Mr. Vigil's counter-claims under his employment agreement.

         The Arbitrator also determined: (i) the Company has the right to repurchase 1,075,000 of Mr. Vigil's shares at $0.12 per share (and the Company has agreed to pay Mr. Vigil $129,000 for such shares); (ii) Mr. Vigil is entitled to retain 275,000 shares or elect to sell such shares to the Company for $3.8125 per share (Mr. Vigil elected to sell all to the Company); (iii) Mr. Vigil must repay to the Company a $125,000 loan made to him, with interest in the sum of $13,542; (iv) Mr. Vigil must repay to the Company $3,147 for salary and expenses he received after his resignation; and (vi) Mr. Vigil was awarded reimbursement of miscellaneous unpaid business expenses in the amount of $5,816.

         From time to time the Company may be engaged in litigation involving the Company or any specific aspect of its business. Currently there is no pending or current litigation involving the Company or any specific aspect of its business that in the opinion of management is expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           (a)       Modification of Constituent Instrument

                     Not applicable.

           (b)       Change in Rights

                     Not applicable.

           (c)       Issuance of Securities

                     The Company did not have any sales of unregistered securities during the quarter:

           (d)       Use of Proceeds

                     On October 20, 1999, ZapMe! commenced its underwritten initial public offering of 9,000,000 shares of common stock at $11.00 per share and a concurrent offering of 488,753 shares of common stock, at $10.23 per share, pursuant to a registration statement (No. 333-84557) (the "Initial Registration Statement") and a related registration statement (333-89367) filed pursuant to Rule 462(b) of the Securities Act. The Initial Registration Statement was declared effective by the Securities and Exchange Commission on October 19, 1999. The offering has been terminated and all shares were sold. The managing underwriters for the underwritten initial public offering were Merrill Lynch & Co., Deutsche Bank Securities Inc., Thomas Weisel Partners LLC and Wit Capital Corporation. Proceeds to the Company from the offering (after deducting underwriting fees) were approximately $97.1 million. In addition, we incurred approximately $1.6 million for expenses related to the initial public offering. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and for the two acquisitions described below. Funds that have not been used have been invested in short-term financial instruments. No payments constituted direct or indirect payments to any of the Company's directors, officers or general partners or their associates, to persons owning 10% or more of any class of the Company's equity securities, or to any of the Company's affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.  OTHER INFORMATION

         On October 3, 2000, the Company filed an Initial Solicitation Statement on Schedule 14D-9 with the Securities and Exchange Commission ("SEC") which announced that the Company and Gilat Satellite Networks Ltd., an Israeli corporation ("Gilat"), had executed an agreement under which Gilat would make a tender offer to acquire for cash 51% of ZapMe!'s approximately
44.3 million outstanding shares of common stock at $2.32 per share.

         On October 17, 2000 Gilat filed a Tender Offer Statement on Schedule TO with the SEC pursuant to which, subject to the terms and conditions set forth in the Schedule TO, Gilat offered to purchase up to the number issued and outstanding shares of common stock, par value $0.01 per share of ZapMe! Corporation, which represents, together with the shares beneficially owned by Gilat, approximately 51% of the outstanding shares of ZapMe! Corporation at a price of $2.32 per share net to the seller in cash, without interest thereon. Pursuant to the tender offer, certain stockholders of the Company have agreed to tender their shares and not withdraw from the tender offer. In addition, certain other stockholders of the Company ("Schedule A Stockholders") have granted Gilat the option to purchase their shares, which Gilat will exercise only to the extent necessary for it to acquire up to the maximum number of shares. Included among the Schedule A Stockholders are entities related to Lance Mortensen and Michael Arnose, both of whom are directors of the Company.

         On October 24, 2000, the Company filed a Solicitation/Recommendation Statement with the SEC that relates to the Schedule TO previously filed by Gilat.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

           a)        Exhibits

           The exhibits listed in the accompanying Index to Exhibits are filed as a part of this Form 10-Q.

           b)        Reports on Form 8-K

                     None

                                 SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ZAPME! CORPORATION
                                   (Registrant)
                                   By:

                                                    /s/ Lance Mortensen
                                              -----------------------------
                                                      Lance Mortensen

                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)

                                   By:

                                                    /s/ Robert Edwards
                                               -----------------------------
                                                      Robert Edwards
                                               (PRINCIPAL FINANCIAL OFFICER)

Date: November 14, 2000

                                  EXHIBIT INDEX

EXHIBIT                     DESCRIPTION
  NO.
--------------------------------------------------------------------------------
11.1       Computation of Net Loss Per Share.

27.1       Financial Data Schedule.