Form 10-K
period 2000-12-31
RSTAR CORP
filed 2001-04-17
CIK 1084561

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

   /X/     Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 2000

   / /     Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

        For the Transition Period From ______________ to ______________

                      COMMISSION FILE NUMBER: 000-1084561
                            ------------------------

                               RSTAR CORPORATION

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of April 2, 2001, there were 43,990,198 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the Nasdaq National Market on April 2, 2001, was approximately $9,894,355. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                    The Exhibit Index is located on page 45.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I......................................................       3

    Item 1. Business........................................       3

    Item 2. Properties......................................      12

    Item 3. Legal Proceedings...............................      12

    Item 4. Submission of Matters to a Vote of Security
     Holders................................................      12

PART II.....................................................      13

    Item 5. Market for Registrant's Common Stock and Related
     Stockholder Matters....................................      13

    Item 6. Selected Financial Data.........................      13

    Item 7. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...      15

    Item 7a. Quantitative and Qualitative Disclosures about
     Market Risk............................................      31

    Item 8. Financial Statements and Supplementary Data.....      31

    Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............      31

PART III....................................................      32

    Item 10. Directors and Executive Officers of the
     Registrant.............................................      32

    Item 11 Executive Compensation..........................      34

    Item 12. Security Ownership of Certain Beneficial Owners
     and Management.........................................      40

    Item 13. Certain Relationships and Related
     Transactions...........................................      41

PART IV.....................................................      43

    Item 14. Exhibits, Financial Statements, Schedules and
     Reports on Form 8-K....................................      43

INDEX TO EXHIBITS...........................................      45

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

    CERTAIN MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONSTITUTE FORWARD-LOOKING STATEMENTS UNDER SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE STATEMENTS MAY INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS:
(I) OUR STRATEGY TO BECOME A LEADING PROVIDER OF SATELLITE-BASED NETWORK SERVICES TO SPECIFIC INDUSTRIES; (II) OUR EXPECTATION TO GENERATE REVENUES BY CHARGING END USERS FOR INTERNET ACCESS AND OTHER SERVICES, AND BY CHARGING SUPPLIERS FOR THE DEDICATED CONNECTION, E-COMMERCE SERVICES AND ADVERTISING ACCESS TO THEIR CUSTOMERS; (III) OUR BELIEF THAT OUR AVAILABLE CASH RESOURCES AND AMOUNTS AVAILABLE UNDER FINANCING FACILITIES WILL BE SUFFICIENT TO MEET OUR EXPECTED WORKING CAPITAL AND CAPITAL REQUIREMENTS FOR THE NEXT TWELVE MONTHS BASED ON OUR CURRENT BUSINESS PLAN; (IV) OUR EXPECTATION TO DISPOSE OF OUR EDUCATION NETWORK THROUGH A BULK SALE OF THE ASSETS AND OPERATIONS, AND (V) OUR BELIEF THAT CONTINUED INVESTMENT IN RESEARCH AND DEVELOPMENT WILL CONTRIBUTE TO ATTAINING OUR STRATEGIC OBJECTIVES, INCLUDING THE DEVELOPMENT OF NEW BUSINESS MARKETS AND, AS A RESULT, WE EXPECT RESEARCH AND DEVELOPMENT EXPENSES TO INCREASE IN FUTURE PERIODS. OUR ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF THE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE, SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION." WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

GENERAL

    We develop, implement and manage industry-specific private networks for businesses to communicate with their vendors and customers via bi-directional satellite-delivered Internet connections. Our core services and products include remote high-speed Internet access, delivery of data and high-quality video, and networking services which can allow businesses to provide e-business services, such as merchant payment, in-store audio and video, employee benefits administration, employee training, and related services to their vendors and customers. Our solution utilizes "always on" satellite technology which delivers technology tools and applications to small and medium-sized business entities. We customize our managed browser technology ("rVista-TM-") for each network to allow Internet access, in an industry-specific managed desktop environment, for conducting business transactions, viewing web-based content and training, and providing e-business services. We expect to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers.

OUR DISCONTINUED EDUCATION BUSINESS

    In October 2000, we announced that we were shifting all of our business focus and resources to pursue our current business, which business we initiated in July 2000. Prior to that announcement, from September 1997 through October 2000, our principal focus was building an advertiser-supported network serving the education market. We began offering sponsorships through our proprietary network in December 1998, and we subsequently built one of the largest broadband networks dedicated to education in the United States.

    Our network was primarily designed to provide students aged 13 to 19 a rich-media computer experience that was free to schools and easy to use. Our principal products and services for the discontinued education business consisted of web-based education resources, learning tools and services. We provided each participating school with from 5 to 15 high-end, multimedia PCs with 17-inch monitors, a satellite-ready computer server, a laser printer, and satellite-based broadband access to the Internet. In addition, we offered a proprietary, easy-to-use browser interface that provided access to the Internet, over 13,000 pre-selected and indexed third-party educational web sites, special search tools, and other aggregated content and services. Our funding for the development, installation and maintenance of the educational network was provided primarily by corporate sponsorships. Four sponsors of our discontinued education business--Inacom, Toshiba, Gilat and Sylvan--accounted for approximately 68% of our revenue for the 12 months ended December 31, 2000, with Inacom, Toshiba and Gilat each accounting for more than 10% of our revenue during that period. Sales of our indirect wholly-owned subsidiary, eFundraising.com Corporation ("eFundraising"), which provides fundraising tools to schools and other organizations, accounted for approximately 12% of our revenue for the 12 months ended December 31, 2000 and is part of our discontinued business.

    We faced competition in the education market for our products and services from a number of companies that provide services and functionality similar to what we provided. For example, several companies such as American Online, Helius, Inc., Family Education Network, bigchalk.com and Lightspan provide both Internet access as well as their own content. Channel One operates an advertising-supported educational television service for secondary school students.

    Since commencement of operations, our advertising-based revenue model was targeted by federal and state legislative initiatives supported by persons seeking to minimize advertising in schools. In October 2000, as a result of these initiatives, the negative publicity generated by persons opposed to advertising and gathering demographic information in schools, increasing expenses associated with the maintenance and servicing of our school network, and our uncertainty regarding future sponsorship revenues, we decided that we would no longer deliver paid commercial messages directed at students, would end the advertising-supported business model and would discontinue the installation of free computer labs in schools. The subscription contracts with school districts under which our network products were provided granted us the right, without penalty and upon notice to the participating school districts, to cease providing services and to recover our computer hardware.

    Our education network business, including eFundraising, which comprised a significant portion of our assets and a great majority of our expenses, and generated 100% of our revenues, is reflected in the accompanying financial statements as discontinued. Unless otherwise noted, all references to customers and clients relate to our current business operations and not the discontinued education business.

    We were founded in June 1997 and until March 19, 2001, operated under the name ZapMe! Corporation. On March 19, 2001 we changed our name to rStar Corporation ("rStar"). As of January 11, 2001, pursuant to a Tender Offer Agreement dated October 3, 2000, Gilat Satellite Networks, Ltd. ("Gilat"), previously the holder of less than 5% of our outstanding common stock, acquired 51% of our outstanding common stock.

    We are a Delaware corporation. Our principal offices are located at 3000 Executive Parkway, Suite 150, San Ramon, California 94583, and our telephone number is (925) 543-0300. Our website address is: www.rstar.com.

MARKET OPPORTUNITY

    SATELLITE MULTICASTING OF BROADBAND CONTENT. We recognize a growing benefit to organizations in publishing and delivering information--including data, audio, video, and other rich-media content--to communities of users in geographically dispersed locations at high speeds and relatively low cost. Businesses can use bi-directional satellite-based networks to multicast to network locations, including areas not currently served by Internet service providers offering broadband connectivity, so that all target users can access the most recently updated information at any time. With this technology, network participants can, from a central location, deliver remote training, education, and rich-media advertising materials, display targeted video and graphics material, deliver live video links to remote sites, and high-speed, high-bandwidth access to the Internet. Companies can utilize multicasting to lower their communication costs, while improving their productivity and operational efficiencies.

    INCREASING VALUE OF DEFINED DEMOGRAPHIC AUDIENCE. The Internet enables corporate sponsors to use demographics in delivering their messages to specific groups, as well as to change their messages frequently in response to market factors, current events and customer feedback. Previous Internet sponsorship efforts were directed primarily at a broad audience by placing corporate messages on the most frequently visited web sites. As the Internet has matured, businesses have sought to improve the effectiveness of their corporate sponsorship by directing their messages toward the Internet users they most want to reach. By focusing corporate sponsorship efforts on the most relevant users, Internet-based corporate sponsors seek to improve their brand awareness and response rates and reduce costs by eliminating spending that is not directed at their intended audience.

THE RSTAR SOLUTION

    In addition to providing high-speed Internet access, our network design allows us to remotely download and store full-motion video, other rich-media files, system upgrades and other data directly, quickly and efficiently onto local user servers, where they can be accessed immediately and without the delays typically associated with downloading large media and application files. The multicasting capabilities of satellite technology enable us to simultaneously deliver these types of files to numerous locations. As a result, our cost of delivery is relatively low even though the speed at which these files can be transmitted is very high. Because these files are accessed locally, and not over the Internet, we can also avoid delays associated with delivering media files using streaming network architectures.

    Our network management services for bi-directional satellite-based communication and our proprietary rVista managed browser technology allow us to deliver custom-designed Internet media networking solutions for conducting business transactions or viewing web-based content and training. We believe our services and products will have great appeal to potential subscribers and sponsors because they combine the following attributes: "always on," rich-media, full-screen, full-motion, interactive display that can be used to create more entertaining, engaging and educationally beneficial messages; delivery of targeted messages that meet the individual preferences of business enterprises and community user groups; ability to engage users, conduct online surveys, test product trials, provide product feedback, and support product launches; and availability in areas not served by broadband Internet connectivity.

    WHAT WE OFFER TO BUSINESS USERS. We intend to offer a turnkey technology solution for business enterprises and community user groups by providing cost-effective solutions to communications challenges. Specifically, we intend to offer:

    - Broadband Internet access;

    - Training on demand;

    - Up-to-the-minute product releases and information;

    - Rich-media advertising and the ability to target ads;

    - Authorization for credit card transactions;

    - Online procurement;

    - E-mail and corporate messaging;

    - TV and music entertainment;

    - Point of sale polling and reporting;

    - Management of communication between multiple offices and locations; and

    - Remotely-managed software application upgrades.

    WHAT WE OFFER TO SPONSORS. We believe that we offer an appealing opportunity for sponsors because we can provide the following:

    - ACCESS TO SPECIFIC BUSINESS INDUSTRY GROUPS. Many customers, vendors and suppliers of industries have found it difficult to build a 100% broadband network since all participants may not have broadband access to the Internet. Our broadband bi-directional multicasting capability provides a means for manufacturers, suppliers, and other sponsors to reach network locations nearly anywhere in North America.

    - DYNAMIC BILLBOARD. Our dynamic billboard is a fixed space on the PC screen that displays sponsorship messages. Our dynamic billboard is larger than typical banner ads and is always on the left-hand side of the PC screen, regardless of which applications are used or where a user navigates. The dynamic billboard displays new sponsorship messages periodically, for example, every 15 seconds. Our solution is designed to allow users to click on the dynamic billboard and view the sponsor's message on a full-screen, rich-media interactive display, with full motion video and high quality audio.

OUR STRATEGY

    Our goal is to become a leading provider of industry-specific networks for businesses to communicate with their vendors and customers via bi-directional satellite-delivered Internet connections. We intend to aggregate business applications, such as merchant payment services, in-store audio and video, and customized applications by vendors to the industry and bundle these services with dedicated connections, using a satellite-based network, to subscribers, vendors and other application service providers. We plan to build and operate networks for small and medium-sized business enterprises, across a diverse range of industries. Key elements of our strategy are as follows:

    ACTIVELY DEPLOY OUR NETWORKS AND GROW OUR INSTALLED BASE OF SITES. We intend to capitalize on our early market entrance to deploy our networks and grow our installed base of sites for each industry-specific network. As installation on this scale requires significant skill and resources, we believe our experience to date provides us a time-to-market advantage over potential competitors.

    PROMOTE REPEAT USAGE AND LOYALTY OF USERS. We believe that broadband-delivered rich-media networks have an inherent potential for creating loyal revenue-generating subscribers, particularly when combined with relevant business applications critical to the success of day-to-day business operations. As users invest time and energy in rStar-powered services, they may become less inclined to switch to alternative services. We intend to promote repeat usage and user loyalty by maintaining and improving our range of services, expanding the breadth and depth of our product offerings and remaining responsive to user trends and suggestions.

    INCREASE FUNDING FROM SPONSORS. We believe that our private networks will provide sponsors with an attractive means of offering their products and services to well-targeted businesses. We intend to develop innovative sponsorship relationships with leading brand marketers that support broad marketing objectives, including brand promotion, awareness, product introductions and ASP-delivered software. We expect many of these sponsorship arrangements will involve longer-term contracts and higher dollar values than typical banner advertising deals. We also intend to offer traditional banner advertising options for sponsors.

    BUILD STRONG BRAND RECOGNITION. We believe that establishing and leveraging the rStar brand is important to our success. We intend to increase our brand equity through the rapid deployment of each network. We believe that the attractive features, content and functionality of each network will strengthen our brand and attract new users as well as partners.

    PURSUE STRATEGIC ALLIANCES. We plan to increase usage of the networks and grow our revenues through strategic alliances that offer opportunities to improve our technology, gain access to compelling content, add new features and functionality or generate sponsorship or e-commerce revenues. We also intend to form alliances with other companies to leverage their brands, while incorporating content that is consistent with our mission. We may also expand our revenue opportunities through alliances with technology providers, online service and content providers, commerce providers and advertisers.

PRODUCTS AND SERVICES

    We are dedicated to providing a complete satellite-based solution for our customers. Equipment, installation, software customization, content uploading and downloading, and service support are all included in our solution. These components of our solution are designed specifically for customers who have a critical need to deliver identical "rich" content to a large number of geographically separate locations at a cost-effective rate. Key elements of our approach are:

    INTERNET SERVICES. Our Internet services are immediately deployable and scalable. We will be able to provide instant wireless, high-speed access to the Internet, including on-demand delivery of multimedia audio, video and data using our proprietary technology. We are developing private networks that include essential features such as e-mail, message boards, personal planners, calendars and client-targeted databases. Our networks will be centrally managed, with real-time, in-depth monitoring, security and filtering capabilities.

    MULTICAST SERVICES. We employ satellite multicasting software to multicast content. As a result, our network of users will receive interactive, high-bandwidth, rich-media transmissions, ranging from full-motion, television-quality video to complex imaging.

    MEDIA SERVICES. Our Media Group offers a package of creative services which leverage the broadband capabilities offered by bi-directional satellite technology. Our creative team has the specialized skills and expertise necessary to produce compelling content for broadband networks, from web design and interactive media, to video production.

    OPERATIONS SERVICES. Our operations team provides support for our network clients, from the point of contract signing through procurement, installation, customer support and technical support. Our operations team manages all stages of the installation process, including new installations, upgrades, site relocations, changes, removals and redeployment of systems.

    CUSTOMER RELATIONSHIP MANAGEMENT (CRM) SERVICES. After a contract is signed, our CRM group provides technical support for the installed bases, as well as beta testing and pilot launch. Our CRM group also conducts ongoing customer quality analysis at critical points in the life cycle of our customer relationships

    NETWORK SERVICES. Our networks are centrally managed and web-based, and will come complete with real-time, in-depth monitoring, security and filtering capabilities.

    HARDWARE. We can provide a customized hardware package designed to meet a customer's networking needs. From a single client station to a 30-client computer network, we provide the high performance tools and hardware necessary to connect the client to a network.

    MANAGED DESKTOP INTERFACE (RVISTA). Our proprietary browser technology--rVista--is fully customizable, which allows a business to operate its own branded network, multicasting to thousands of locations. The rVista platform allows our customers to conduct profile-driven demographic targeting, as well as offer complete e-procurement, e-commerce and advertising capabilities. Our proprietary browser also assists business users when they navigate through their extranet, launch web pages or search the Internet. The managed desktop allows a customer to improve productivity and save time by accessing all applications and tools from a convenient, stationary location rather than having to minimize windows, search directories, or fumble through lists of programs. The rVista interface is more than just a window to the Internet; it combines four tools in one:

    - BROWSER--Allows a customer to navigate through its extranet, launch web pages or search the Internet using our proprietary technology.

    - APPLICATION INTEGRATOR--Allows a customer easy access to software applications and business programs that are integrated into the managed desktop interface. With our bi-directional satellite connectivity and multicasting capabilities, the customer's applications can receive software upgrades as they become available.

    - COMMUNICATION TOOL--Allows a customer to access email and post company-wide messages.

    - PORTAL--Provides customers a portal to their business's preferred sites and destinations, and allows instant access and navigation through important industry-specific sites and information.

    SUPPORT. We intend to offer an end-to-end solution committed to complete customer satisfaction. Our support platform can deliver:

    - REMOTE NETWORK MANAGEMENT;

    - PERFORMANCE MONITORING AND REPORTING;

    - SOFTWARE APPLICATION AND HARDWARE UPGRADES;

    - IT SUPPORT; AND

    - 24-HOUR SINGLE POINT OF CONTACT CUSTOMER SERVICE.

SALES AND MARKETING

    As of March 31, 2001, we had a direct sales organization consisting of 9 sales professionals with an average of 9 years of experience per person. We intend to hire additional qualified sales professionals to meet the demands of the marketplace.

    We intend to employ a variety of methods to promote our brands and to increase network usage by users, including technology incentive and product information training programs co-branded with partners. In addition, we intend to engage in an ongoing public relations campaign. As of March 31, 2001, our marketing department consisted of 5 professionals, and worked in conjunction with our creative services department, which consisted of 8 professionals.

PRINCIPAL MARKETS AND CUSTOMERS

    We are initially focusing our efforts and resources on generating revenue from the following markets:

    AUTOMOTIVE. We are building an automotive collision network that is designed to streamline workflow between collision shops, distributors, suppliers, manufacturers and insurers by delivering industry information, computer-based training, application data and software to these participants directly on their desktop PC. The intended result will be reduced cycle time, improved communication, increased productivity, revenue gains and higher customer satisfaction. A pilot network is operating and has been deployed in four cities. We anticipate deploying this network for subscribing participants in the third quarter of 2001.

    AGRICULTURE. We are developing a prototype network for agri-businesses across America. Our platform will offer an all-in-one bundle of broadband connectivity, electronic media and services designed for rural retailers and agricultural business owners. For a monthly subscription fee, we anticipate providing a package of services that includes Internet connectivity through bi-directional satellite service, a PC or web appliance, up-to-date agriculture management software programs, productivity tools, and agriculture-tailored content that will include live feeds of data, including weather reports and market quotes. Agriculturally oriented media-rich training/product updates and remote maintenance of the system will also be offered.

    Given our recent shift in focus to build and manage private networks for specific commercial industries, we do not yet have significant revenue-generating customers.

INFRASTRUCTURE AND TECHNOLOGY

    Our satellite delivery system permits us to simultaneously multicast data, including full-motion video files, from our network operations center to each site in our networks. We believe that this is an efficient way of distributing files over a remote network in a business environment.

    Our infrastructure is scalable, allowing management to quickly adjust to the marketplace and customers' needs. We license commercially available technology whenever possible in lieu of dedicating our financial and human resources to developing technology solutions. We license the operating system for our proprietary web browser, from Microsoft under an agreement with no expiration date. In order to serve sponsor messages, we purchased a perpetual license for AdServer technology from NetGravity.

    Gilat, a leading provider of telecommunications solutions based on very small aperture terminal ("VSAT") satellite technology, supplies our satellite uplink equipment and satellite transmit and receiver cards for customer installation. Gilat's wholly owned subsidiary, Spacenet Inc. ("Spacenet") provides us with our satellite space segment services.

    Our public web site, user registration database, and system backup functions are hosted at Exodus Communication, Inc. in Santa Clara, California using both NT and Unix systems. Exodus Communication, Inc. is manned 24 hours per day, seven days per week by systems administrators and network managers to ensure the highest level of support. Critical data from the servers is archived on a daily basis.

COMPETITION

    The market for our products and services is new and rapidly evolving, and we expect competition in and around our market to intensify in the future. We are not aware of any competitor that currently offers or is planning to offer industry-specific private networks for different businesses in an industry via bi-directional satellite-delivered Internet connections. However, we face competition from a number of companies which provide products and services similar to portions of our products and services to a similar base of users, or both. For example, Hughes Electronics currently offers one-way satellite-based broadband Internet access to businesses, and it has an alliance with America Online to promote America Online's broadband services and content.

    We therefore believe that our greatest potential competitive threat is posed not by a single company, but a combination of one or more companies which each addresses different parts of our current business model. Many of our competitors have significantly greater financial, technical, marketing and distribution resources than currently possessed by us. Our competitors may engage in more extensive research and development, adopt more aggressive pricing policies and make more attractive offers to our potential subscribers, partners, sponsors and e-commerce merchants. Our competitors may develop services that are equal or superior to those currently offered by us or which achieve greater market acceptance. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of industries for which we intend to develop private satellite-based networks. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share, reduce our potential revenues, and otherwise harm our business. We believe that our success in competing with other potential competitors or imitators will depend on various factors, many of which are outside our control. These factors include:

    - the quality of our network content;

    - the ease of use of our user interface;

    - the timing and market acceptance of new and enhanced services and features; and

    - the sales and marketing efforts by us and our competitors.

    We believe that with respect to each of these factors, we compare favorably to other companies addressing the private broadband network market. Our discontinued education business provided us with significant experience building and managing a nationwide bi-directional satellite-based network. Additionally, our strategic alliances with Gilat and Spacenet afford us access to the only market-ready bi-directional satellite Internet platform. Finally, we can customize our proprietary rVista technology for a specific industry to quickly integrate many applications that meet that industry's needs.

INTELLECTUAL PROPERTY

    We seek to protect our intellectual property under relevant U.S. and international law regarding copyright, patents, trademarks and trade secrets as well as through confidentiality agreements with employees, consultants, contractors and business partners. We currently have eighteen patent applications on file with the United States Patent and Trademark Office and we are in the process of preparing additional applications. The proprietary technologies for which we are pursuing patents include those allowing us to:

    - establish a multiple browser client architecture that allows a user to keep track of and move between opened windows more effectively by providing a window management system designed specifically for Internet use;

    - customize the browser based on the industry or community user group licensing the browser technology;

    - transmit sponsor messages, advertising and other content via satellite to local enterprises or community user groups for distribution to other users of the network;

    - gather geographical data on network users for automatic tailoring of content and advertising;

    - simultaneously monitor system usage across multiple computers for diagnostic purposes;

    - manage e-mail and other communications remotely;

    - multicast and locally cache relevant information requested by a group of users of our satellite network;

    - correlate user's preferences and access privileges with a user name so that the user's experience is consistent regardless of what computer her or she users;

    - identify web sites viewed by user groups on a given computer network; and

    - award and dynamically adjust incentive points based on time users spend viewing content.

    In addition, we have applied to register "rStar," the rStar Networks logo, and other trademarks in the United States. We have given copyright and trademark notices on our web sites and private networks, and many other copyrightable or trademarked materials by affixing a standard copyright and/or trademark notice in the appropriate places. We have taken further steps to protect our trademarks by developing trademark brand guidelines which are included in certain agreements with business partners who are licensed to display the "rStar Networks" brands. We control access to our trade secrets and proprietary information by entering into confidentiality agreements with our employees, consultants, contractors and actual and potential business partners. We currently own several Internet domain names based upon our "rStar Networks" brands and services, including "rstar.com," from which we conduct our corporate web site.

EMPLOYEES

    As of March 31, 2001, we had 139 full and part-time employees; 73 persons performed services directly for rStar Corporation, including approximately 40 employees who performed services primarily for the discontinued education business operations, and 66 persons who performed services primarily for eFundraising. Our employees are not represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and we believe that our employee relations are good. We believe that our future success will depend in part on the ability to attract, hire and retain qualified personnel to service our current market. Competition for such personnel remains intense, and we cannot guarantee that we will be able to identify, attract and retain such personnel in the future.

EXECUTIVE OFFICERS

    RStar's executive officers, who are appointed by and serve at the discretion of the Board of Directors, and their ages as of March 31, 2001, are as follows:

                   NAME                       AGE                       POSITION
------------------------------------------  --------   ------------------------------------------
Lance Mortensen...........................     48      Chairman of the Board, Chief Executive
                                                       Officer and President
Robert Edwards............................     49      Senior Vice President, Administration and
                                                       Chief Financial Officer
Christophe Morin..........................     40      Vice President, Marketing
Jay Scott.................................     52      Chief Operating Officer
David Wallace.............................     37      General Counsel, Vice President and
                                                       Secretary

    MR. MORTENSEN is a founder of rStar Corporation and was Chairman of the Board from our inception until October 2000. Mr. Mortensen was renamed Chairman in January 2001. Mr. Mortensen began the planning and preliminary organization of rStar in 1996, and incorporated us in June 1997. Prior to founding rStar, Mr. Mortensen was Chief Executive Officer of Monterey Pasta Company, a food service company, from January 1993 to October 1995. From 1981 to 1992 he was President of Morweg Construction Company, a California residential construction company. Mr. Mortensen also serves on the Board of Advisors of the San Francisco State University College of Business.

    MR. EDWARDS joined rStar in March 2000 as Vice President and Chief Financial Officer. Mr. Edwards previously served as Chairman and Chief Executive Officer of A Sport, Inc., a diversified sporting goods manufacturer, where he was Chairman and Chief Executive Officer from 1994 to 1999. Prior to A Sport, Inc., Mr. Edwards served as Senior Vice President, Corporate Development and Planning at K2 Inc., a leading branded consumer products manufacturer, from 1986 to 1994. He also served as Vice President, Finance & Administration for Thorn EMI Screen Entertainment from 1985 to 1986. Mr. Edwards received an MBA in finance from The Anderson School of Management at UCLA and his undergraduate degrees from Tufts University.

    MR. MORIN joined rStar in May 2000 as Vice President of Marketing.
Mr. Morin has over 15 years of marketing expertise. Prior to joining us, from December 1997 through May 2000, he served as Vice President of Marketing and Corporate Training for Canned Foods Inc., a world leading brand in the extreme value retailing segment. In 1995 Mr. Morin created his own executive consulting company, The Leadership Network. As President and co-founder, he served as Senior Consultant to many leading Bay Area firms, specializing in strategic research, cut-through marketing diagnostics, executive coaching and scenario planning. Mr. Morin graduated from ESC Nantes with a BA in Marketing, and went on to receive an MBA from Bowling Green State University.

    MR. SCOTT joined rStar in March 2000 as Executive Vice President, applying his 15-plus years of leadership experience to the daily managerial responsibilities at our wholly-owned subsidiary, rStar Broadband Networks, Inc. He became COO of rStar in January 2001. From 1989 to 2000, Mr. Scott lead an 800-person sales support center while serving as Vice President of various departments at CompuCom Systems, Inc. Mr. Scott attended the University of Maryland with a Business Administration focus.

    MR. WALLACE joined rStar in November 1999. As General Counsel, Mr. Wallace is responsible for directing our in-house legal activities and for managing our outside counsel. Prior to joining us, Mr. Wallace was a partner at Shapiro Buchman Provine & Patton LLP, a law firm in Walnut Creek, California where, from 1992 to 1999, Mr. Wallace represented technology and real property entrepreneurs. Mr. Wallace was admitted to the California State Bar in December 1988. He received his law degree from Hastings College of the Law and his undergraduate degree from the University of San Francisco.

ITEM 2. PROPERTIES

    We lease our home office in San Ramon, California, which as of March 31, 2001 consisted of approximately 32,200 square feet of office space under a lease and a sublease. The San Ramon lease and sublease expire in August 2002 and October 2001, respectively. An additional approximately 5,400 square feet of office space is leased in San Jose, California, which lease will expire in September 2002. Our eFundraising subsidiary leases approximately 11,700 square feet of office space in Montreal, Quebec pursuant to a lease that expires in 2003. We believe we will have adequate space for the 2001 fiscal year and beyond.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any legal proceedings that we believe could have a material adverse effect on our operating results and financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

    Our common stock is traded publicly on the Nasdaq National Market under the symbol "RSTR". Our common stock has been publicly traded since October 20, 1999, and prior to March 21, 2001 traded under our original symbol--"IZAP". Our initial public offering price was $11.00 per share. Prior to our initial public offering, there was no established public trading market for the common stock.

    The following table shows the high and low common stock prices by quarter from the Nasdaq National Market of the common stock for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                            2000                  1999
                                                     -------------------   -------------------
                                                       HIGH       LOW        HIGH       LOW
                                                     --------   --------   --------   --------
First Quarter......................................  $11.625    $5.8750        N/A       N/A
Second Quarter.....................................  $8.0000    $1.8125        N/A       N/A
Third Quarter......................................  $4.1875    $1.5625        N/A       N/A
Fourth Quarter.....................................  $2.5000    $0.4688     $13.75     $5.31

    As of April 2, 2001, there were 43,990,198 shares issued and outstanding held by approximately 142 stockholders of record and approximately 4,500 beneficial owners of shares held by brokers and fiduciaries.

    RStar has never paid cash dividends on our common stock. We expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below is derived from our consolidated financial statements, which statements are included elsewhere in this document. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results Of Operations and the Consolidated Financial Statements and the related notes thereto included elsewhere in this document.

                                                                                      PERIOD FROM
                                                                                     JUNE 25, 1997
                                                                                      (INCEPTION)
                                                                                        THROUGH
                                                   2000        1999       1998     DECEMBER 31, 1997
                                                 ---------   --------   --------   ------------------
                                                     YEAR ENDED DECEMBER 31,
STATEMENT OF OPERATIONS:
  Net revenues from continuing operations......  $      --   $     --   $    --          $   --
  Net revenues from discontinued operations....  $  14,316   $  2,542   $    --              --
  Income (Loss) from continuing operations.....     (6,231)       182      (122)            (54)
  Income (Loss) from discontinued operations...   (104,724)   (27,309)   (4,909)           (527)
  Total net loss...............................   (110,955)   (27,127)   (5,031)           (581)
  Preferred dividends actual, accreted, and
    deemed.....................................       (213)   (17,965)     (606)             --

                                                                                      PERIOD FROM
                                                                                     JUNE 25, 1997
                                                                                      (INCEPTION)
                                                                                        THROUGH
                                                   2000        1999       1998     DECEMBER 31, 1997
                                                 ---------   --------   --------   ------------------
                                                     YEAR ENDED DECEMBER 31,
STATEMENT OF OPERATIONS (continued):
  Net loss applicable to common stockholders...  $(111,168)  $(45,092)  $(5,637)         $ (581)
  Net income (loss) per share, basic and
    diluted continuing operations..............  $   (0.16)  $   0.91   $ (0.06)         $(0.05)
  Net income (loss) per share, basic and
    diluted discontinued operations............  $   (2.40)  $  (1.39)  $ (0.42)             --
  Shares used in calculation of net loss per
    share, basic and diluted...................     43,348     19,607    11,685          11,620

                                                                          DECEMBER 31,
                                                              2000       1999       1998       1997
                                                            --------   --------   --------   --------
BALANCE SHEET:
  Cash and equivalents....................................  $48,406    $112,714   $   815      $275
  Restricted Cash.........................................      577         565        --        --
  Total Current Assets....................................   48,981     113,141       820       288
  Total Current Liabilities...............................   41,108      23,587       118       399
  Total Liabilities.......................................   61,653      36,879     5,726       861
  Total Stockholders' equity (deficit)....................   11,575     114,313    (2,123)     (512)
  Current Ratio...........................................     1.19        4.80      6.95       .72

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We develop, implement and manage industry-specific private networks for businesses to communicate with their vendors and customers via bi-directional satellite-delivered Internet connections. Our core services and products include remote high-speed Internet access, data delivery, high-quality video, and networking services which can allow businesses to provide e-business services, such as merchant payment, in-store audio and video, employee benefits administration, employee training, and related services to their vendors and customers. Our solution utilizes "always on" satellite technology which delivers technology tools and applications to small and medium-sized business entities. We customize our managed browser technology ("rVista") for each network to allow Internet access, in an industry-specific managed desktop environment, for conducting business transactions or viewing web-based content and training, and providing e-business services. We expect to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers.

    In October 2000, we announced that we were shifting all of our business focus and resources to pursue our current business, which business we initiated in July 2000. Prior to that announcement, our principal focus was on building an advertiser-supported network serving the education market. Operations commenced in September 1997 and we began offering sponsorships through our proprietary network in December 1998. Over the next two years, we built one of the largest broadband networks dedicated to education in the United States. This network was designed primarily for students aged 13 - 19 to provide a rich-media computer experience that was free to schools and easy to use. We provided each school participating in the network from 5 to 15 multimedia personal computers with monitors, a satellite-ready server, a laser printer and satellite-based broadband access to the Internet. In addition, we offered a proprietary, easy-to-use browser interface providing access to the Internet, over 13,000 pre-selected and indexed third-party educational web sites, educational tools, and other aggregated content and services.

    Since commencement of operations, our advertising-based revenue model for the educational market was targeted by federal and state legislative initiatives supported by persons seeking to minimize advertising in schools. In
October 2000, as a result of these initiatives, the negative publicity generated by persons opposed to advertising and gathering demographic information in schools, increasing expenses associated with the maintenance and servicing of our school network, and our uncertainty regarding future sponsorship revenues, we decided that we would no longer deliver paid commercial messages directed at students, would end the advertised-supported business model and would discontinue the installation of free computer labs in schools. These education business operations, including the operations of our eFundraising subsidiary, which comprised all of our revenues and a significant portion of our assets and expenses, are reflected in the accompanying financial statements as discontinued. We expect to dispose of our education network through a bulk sale of the assets and operations. Unless otherwise noted, all references to customers and clients relate to our current business operations and not the discontinued education business.

    In connection with our change in business focus, we have undergone two significant reductions in force--one in October of 2000 and another in March of 2001. These actions, combined with attrition, have reduced our US headcount approximately 60% from our peak of 178 employees in September 2000 to 73 employees. Total severance costs associated with these actions equaled approximately $1.06 million in 2000. Additionally in October 2000, in connection with our changed business strategy, our then chief executive officer, Rick Inatome, was made a consultant and our founder and Chairman of the Board, Lance Mortensen, was named chief executive officer.

    REVENUE.

    To date, we have generated no revenue from our continuing operations. Revenue from our school business, which comprised 100% of our revenue, is not recorded because that business has been classified as discontinued. Rather, it has been applied as a reduction in what would otherwise be a larger loss from discontinued operations. Results from our discontinued operations are more fully described in the section labeled "Results of Operations."

    We expect to generate revenue from two principal sources--end users of our industry-specific networks and vendors to that community of users. We believe that end users will pay a fee for broadband Internet access, industry-specific content and other bundled products and services while we believe vendors will pay for the right to occupy a priority position on a network in order to gain special access to those customers and to provide them an efficient means to distribute training, new product and other data, and vendors' other services and products. Revenues from these sources will be recognized as the services are rendered.

    In our discontinued operations we derived revenue from sponsorship of our education network. Sponsorship revenue consisted of fees charged for messages delivered over our network. Revenue related to sponsorship of content on our network was generally recognized over the time periods that the sponsorship was provided, unless such sponsorship was based on delivery of a minimum number of impressions, in which case revenue was recognized as the impressions are delivered. Advertising revenue was recognized in the period in which the advertisement message was displayed on the network, provided that no material obligations remained and collection of the related account receivable was reasonably certain. Network services and other revenue consisted of revenue from the distribution of content and products which were delivered through our network, and from educational services delivered in our labs such as teacher training, tutoring and other educational programs offered on our education network.

    COST OF REVENUES.

    Cost of services for our current network business was inconsequential in 2000 and prior periods due to the fact that virtually all such services were devoted to discontinued operations. These expenses, therefore, are a component of the loss from discontinued operations. We anticipate that upon maturation of our continuing operations, cost of services will consist primarily of depreciation on network equipment, including computers placed at user sites, and to a lesser degree, the cost of administering our satellite communications network. The costs associated with this form of telecommunication include
(1) the cost of land-based equipment, or "earth segment," such as the satellite dishes, hubs, send/receive cards located inside the network servers and land-based phone service and (2) the cost of the link to and from the satellite, or "space segment." We expect to provide much of our earth segment to customers by purchasing or renting satellite dishes, hubs and send/ receive cards for our network servers. We expect to purchase the space segment from Spacenet, a wholly-owned subsidiary of Gilat. Our cost of services will vary based on the number of locations we serve within our networks.

    Cost of revenues in our discontinued operations consisted primarily of depreciation of network equipment and computers placed in schools, allowances for the cost of equipment replacement not covered by manufacturers' warranties, and the cost of operating our satellite communications network. We provided much of our earth segment to schools by purchasing satellite dishes, hubs and send/ receive cards for our network servers. We purchased space segment from GE Americom, a unit of General Electric Corporation, and from Spacenet, pursuant to fixed price agreements. Commencing July 1999, Spacenet began to install and lease computer equipment as well as provide the space segment under a long-term fixed-price per school contract.

    OPERATING EXPENSES.

    We believe our operating expenses from continuing operations will consist primarily of sales and marketing, research and development and general and administrative expenses. Research and development expenses will consist primarily of compensation and consulting expenses associated with the further development and refinement of our proprietary managed browser technology, our satellite network, content and quality assurance. To date, we have not capitalized any software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 because we believe that our process for developing software is essentially completed concurrent with the establishment of technological feasibility. As a result, all development costs have been expensed as incurred. Sales and marketing expenses will consist primarily of salaries, commissions, travel expenses, advertising expenses, costs of promotional programs, trade show expenses, seminars and costs of marketing materials. General and administrative expenses will consist primarily of salaries and related costs for our personnel, support services, facilities costs and professional service fees.

    Our operating expenses in our discontinued operations consisted primarily of sales and marketing, research and development and general and administrative expenses.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION.

    In 2000 we recorded $180,000 of amortization of deferred compensation relating to our continuing operations. Amortization of deferred compensation relating to personnel operating the discontinued education business in 2000 amounted to $4,977,000 and such expense was included in the loss from discontinued operations figures in that year. In 1999 and 1998, all amortization of deferred compensation related to personnel operating the discontinued education business and totaled $6,056,000 and $1,065,000, respectively. These expenses are included in the "discontinued operations, net of taxes" line item in the financial statements. During 2001, we expect to record deferred stock compensation of $515,000, resulting from stock options granted and shares of common stock sold to our officers at prices below the deemed fair market value at the date of grant.

    Deferred stock compensation will be amortized over the vesting period of the options, generally 3 to 4 years from the date of grant, or the performance period for various warrants we granted using a graded vesting method. All deferred compensation expense as of December 31, 2000 will be amortized over the next 24 months. We believe that future amortization expense will approximate $515,000 and $150,000 for 2001 and 2002, respectively.

    INCOME TAXES.

    There has been no provision for federal or state income taxes for any period since inception due to our net operating losses. At December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $83.9 million which will expire beginning in fiscal year 2012 if not utilized. Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state tax code provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. Management has established a valuation allowance and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets. The net valuation allowance increased by approximately $38.0 million during the year ended December 31, 2000. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of net losses since inception and expected near-term future losses. We will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS.

    We recorded cash dividends paid to shareholders of Series A preferred shares in a wholly-owned subsidiary amounting to $213,000 for the year ended
December 31, 2000. We recorded a dividend on our convertible preferred stock of approximately $7.8 million for the year ended December 31, 1999 and approximately $606,000 for the 12 months ended December 31, 1998. Additionally, we recorded in 1999 $10.2 million for the beneficial conversion of our Series E preferred stock upon its conversion into our common stock. This amount represented the lesser of (a) the difference between the $5.00 per share purchase price of our Series E convertible preferred stock and the deemed fair value based upon an initial public offering of $11.00 per share and (b) the offering proceeds.

    ACQUISITIONS.

    We completed two acquisitions during the second quarter of 2000--eFundraising and LearningGate.com, Inc. ("LearningGate"). Each acquisition was recorded using the purchase method of accounting under Accounting Principles Boards ("APB") Opinion No. 16. Results of operations for each acquired company have been included in the loss from discontinued operations as each are part of the school business we have discontinued.

    On May 10, 2000, we completed our acquisition of all of the outstanding shares of eFundraising, a company that offers fundraising products and services principally to schools, for total consideration of $7,945,000, comprised of $1,850,000 in cash and $6,095,000 in preferred stock in a subsidiary. Additionally, as contingent consideration, we issued Time Accelerated Restricted Stock Award Plan stock options ("TARSAPS") that, if certain financial and other milestones are met, entitle the holder to up to approximately 1,040,000 shares of our common stock. No contingent consideration had been recorded as of December 31, 2000 as none had yet been earned.

    On June 23, 2000, we completed our acquisition of LearningGate, a provider of web-based educational tools. In connection with the acquisition, we issued approximately 1 million shares of our common stock in addition to $858,000 cash to acquire all of the outstanding shares of the corporation. This combination of cash and securities was then valued at $3,608,000.

    Our subsidiaries, eFundraising and LearningGate, were acquired to complement our school operations and are now treated as part of our discontinued school business. In connection with our withdrawal from the school business, we recorded a $9.1 million charge on December 31, 2000 to reflect (a) the impairment in goodwill associated with eFundraising and LearningGate,
(b) reserves for estimated operating losses while being held for sale and
(c) expected transaction costs. Of that amount, $5.0 million was attributable to the impairment of goodwill associated with eFundraising, $3.3 million was attributable to goodwill associated with LearningGate and $800,000 was associated with estimated future operating losses and transaction costs connected with the possible sale of eFundraising. Amortization of goodwill for the year ended December 31, 2000, prior to discontinuance totaled $2,387,000 consisting of $1,703,000 and $684,000 for eFundraising and LearningGate, respectively. The assets of LearningGate have been fully written off.

RESULTS OF OPERATIONS

    Our discontinued education operations are comprised of all the assets, liabilities not expected to be assumed by a third party, revenues and expenses associated with our advertiser-supported network serving the education market and our eFundraising subsidiary that is in the business of selling fundraising tools to schools and other organizations.

    We believe that, due to the majority of our operations being deemed discontinued, period-to-period comparisons of our operating results are not meaningful and should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risk, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Business, Operating Results and Financial Condition." We have an unproven business model and a limited operating history".)

REVENUES

    In 2000 and prior years, there were no revenues from our continuing operations. All revenues in 2000 and prior years were attributable to our discontinued education business operations.

    Total revenues from discontinued operations for the twelve months ended December 31, 2000 were $14.3 million versus $2.5 million in 1999. There were no revenues in 1998. The increase in revenues in 2000 was principally due to the significantly larger school network deployed in that year versus 1999. Of the total revenue, $11.2 million and $1.4 million in 2000 and 1999, respectively, were principally from 5 sponsors--Inacom, Toshiba, Gilat, Dell and Sylvan--affiliated with us either as shareholders or vendors.

COST OF REVENUES

    In 2000 and prior years there were no costs of revenues from continuing operations. All such costs were attributable to our discontinued education business operations.

    Cost of revenues from our discontinued education business operations increased in 2000 to $29.8 million from $7.7 million and $135,000 in 1999 and 1998, respectively. The increases from 1999 to 2000 and from 1998 to 1999 were due primarily to (1) depreciation related to computer equipment installed in significantly more schools, (2) space segment costs related to operating a significantly larger base of installed schools and (3) call center costs to support a rapidly growing user base. Additionally, in 2000 we expensed
$1.6 million associated with earlier technology satellite cards deemed worthless.

RESEARCH AND DEVELOPMENT

    Research and development expenses for our continuing operations in 2000 were $817,000, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. In prior years all research and development expenses were attributable to our discontinued education business operations.

    Research and development expenses from our discontinued education business operations increased to approximately $6.9 million in 2000 from $2.7 million and $1.1 million in 1999 and 1998, respectively. The increase from 1999 to 2000 was a result of increased payroll and consulting fees incurred in support of a rapid development of our network capabilities. The increase from 1998 to 1999 was primarily due to increased research and development headcount.

SALES AND MARKETING

    Sales and marketing expenses for continuing operations were $399,000 in 2000, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. In prior years all sales and marketing expenses were attributable to our discontinued education business operations.

    Sales and marketing expenses for our discontinued education business operations increased to $10.6 million in 2000 from $7.4 million and $1.2 million in 1999 and 1998, respectively. The increases in both instances were due to the increased number of sales and marketing personnel, related overhead, increased commissions and increased travel costs associated with the our direct selling efforts.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses in 2000 were $5,614,000, representing costs of personnel and overhead associated with initiating our new industry-specific private network business and transaction cost associated with the Gilat tender offer. In 1999 and 1998, the only general and administrative expense attributable to our continuing business operations was depreciation on continuing corporate equipment and fixtures which amounted to $673,000 and $86,000 respectively.

    General and administrative expenses from our discontinued education business operations increased to $21.4 million from $6.2 million and $1.4 million in 1999 and 1998, respectively. The increases were due to increased personnel and related overhead necessary to support the increased scale of our operations. Additionally, in 2000, we incurred severance expenses of $1.1 million in connection with a reduction in force prompted by our plan to exit the school business.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

    Amortization of deferred compensation in 2000 was $180,000, relating to personnel associated with initiating our new industry-specific private network business. In 1999 and 1998 all amortization of deferred compensation, amounting to $6,056,000 and $1,065,000, respectively, was attributable to personnel who were dedicated to operating the discontinued education business.

    Amortization of deferred stock compensation from our discontinued operations for the year 2000 was $4,977,000, made up of $319,000 in research and development, $278,000 in sales and marketing and $4,380,000 in general and administrative expense. The increase in expense from 1998 to 1999 was principally due to incentive grants of stock or options at less than fair market value prices to a number of senior executives. The decline in expense in 2000 was largely due to the gradual expiration of the amortization periods of earlier grants and the departure of several executives who are benficiaries. No grants that would generate deferred compensation were made in 2000.

INTEREST INCOME AND EXPENSE

    Interest income totaled $5,249,000, $1,812,000 and $13,000 in 2000, 1999 and
1998, respectively. The growth in income was due to rising cost balances available for investment, largely by virtue of our initial public offering.

    Interest expense totaled $5,447,000, $1,183,000 and $49,000 in 2000, 1999 and 1998, respectively. The increase in expense was associated with capital leases entered into to finance the expansion of our school network.

LIQUIDITY AND CAPITAL RESOURCES

    On November 15, 2000 we repurchased for $5.5 million in cash all of the Series A preferred stock of eFundraising issued in connection with the acquisition of eFundraising. This repurchase was mandated by provisions of the Series A preferred stock triggered by the October 2000 tender offer for 51% of our common stock by Gilat.

    We believe that our available cash resources will be sufficient to meet our expected working capital and capital expenditure requirements for the next twelve months based on our current business plan. However, if by acquisition or other means opportunities are presented to deploy our products and services more rapidly than currently planned, we may seek to raise additional funds. Additionally, we may require additional capital to develop new satellite-based private networks, respond to competitive pressures, acquire complementary technologies, or respond to unanticipated developments.

    We may seek to raise additional funds through private or public sales of securities, strategic financial and business relationships, bank debt, lease financing, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage of rStar owned by existing stockholders will be reduced, stockholders may experience additional dilution, and these equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Additional financing may not be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy or enhance our network, take advantage of future opportunities, or respond to competitive pressures or unanticipated developments, which could severely harm our business.

    Additionally, the process of exiting from our education businesses will most likely involve the sale of the computer and other equipment now residing in schools. Most of this equipment is leased under capital leases whose terms may require prepayment upon sale of the equipment. The lessor under the majority of these capital leases is our affiliate and 51% owner, Gilat. The total lease obligation from unaffiliated lessors at December 31, 2000 was $8.2 million.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    Investors should carefully consider the risks desribed below before making an investment decision. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and other notes.

WE HAVE AN UNPROVEN BUSINESS MODEL AND A LIMITED OPERATING HISTORY.

    Because we have discontinued our principal business--building an advertiser-supported network serving the education market--and we have not completed the development of our industry-specific private network business, we have a limited operating history on which investors can base an evaluation of our business and prospects. Our revenue and income potential are unproven and our business model is unique and evolving. We have limited insight into trends that may emerge and affect our business.

    An investor in our common stock must carefully consider the risks and difficulties frequently encountered by companies in an early stage of development, as well as the risks we face due to our participation in a new and rapidly evolving market. Our business strategy may not be successful and it may not successfully overcome these risks.

OUR BUSINESS MODEL IS CHANGING AND FUTURE REVENUE GROWTH WILL SUFFER IF WE FAIL TO ATTRACT AND GROW OUR SPONSORSHIP AND USER BASE.

    The success of our business will depend on our ability to generate revenue by attracting sponsors and subscribers for the industry-specific private networks we seek to develop and deploy. If we are unable to rapidly deploy our networks to a large number of fee-based business customers, our ability to generate revenue and implement our strategy will be severely limited.

    Users may find that our networks' features and content are not sufficiently compelling to continue regular use, or may turn to other Internet providers for such services such as broadband Internet connectivity, software applications, industry-specific content, and e-commerce business solutions. If we are not able to demonstrate to sponsors that our networks have an active and growing user base, sponsors may choose not to enter into sponsorship agreements with us and our revenues generated from sponsorships would suffer.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

    We incurred net losses of approximately $162.5 million for the period of inception through December 31, 2000, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have not achieved profitability. We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on revenues from our sponsors and subscribers of the industry-specific private networks we intend to provide, and on the level of our expenses.

    As a result, management expects that our operating expenses will continue to grow for the foreseeable future. We will need to generate significant additional revenues to achieve profitability. It is possible that we will never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we may be unable to continue our operations.

WE EXPECT OUR QUARTERLY FINANCIAL RESULTS TO FLUCTUATE AND OUR RECENT SHIFT TO OUR CURRENT BUSINESS LIMITS MANAGEMENT'S ABILITY TO PREDICT REVENUES AND EXPENSES PRECISELY.

    Our quarterly and annual operating results have varied in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that might cause quarterly fluctuations in our operating results include the factors described in the subheadings below. To respond to these and other factors, we may need to make business decisions that could impact our quarterly operating results. Most of our expenses are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels in connection with our current business. As a result, if total revenues for a particular quarter are below our expectations we may not be able to proportionately reduce our operating expenses for that quarter. This revenue shortfall might then have a disproportionate effect on our expected operating results for that quarter. Consequently, management believes that period-to-period comparisons of our operating results are not necessarily meaningful, and should not be viewed as indicators of our future performance in connection with our current business. In addition, during future periods our quarterly or annual operating results may fail to meet the expectations of securities analysts or investors. In this case the trading price of our common stock would likely decrease.

GILAT OWNS 51% OF OUR OUTSTANDING COMMON STOCK AND MAY DELAY OR IMPEDE CERTAIN PROPOSED TRANSACTIONS BY, OR A CHANGE IN CONTROL OF, RSTAR.

    On January 11, 2001, Gilat successfully completed a tender offer for certain of our shares of common stock and became the holder of 51% of our then outstanding common stock. As a result, Gilat may be deemed to have significant influence over the outcome of matters submitted to our stockholders for action, including the election of members of our Board of Directors and the approval of any significant transactions. Gilat's ownership of more than a majority equity interest in rStar may make certain transactions proposed by our management more difficult to effect absent Gilat's support, and may have the effect of delaying or preventing any proposed change in control of rStar.

NASDAQ HAS SENT A NOTICE REGARDING OUR FAILURE TO MAINTAIN A MINIMUM BID PRICE AND OUR EFFORTS TO REMAIN LISTED ON THE NASDAQ NATIONAL MARKET MAY LOWER THE VALUE OF OUR COMMON STOCK.

    On March 28, 2001 we received a notice from Nasdaq that our common stock had failed to maintain a minimum bid price of $1.00 over the preceding 30 consecutive trading days as required for continued listing on the Nasdaq National Market. The notice stated that if at any time prior to June 26, 2001, the closing bid price of our common stock does not sustain at $1.00 or more for at least 10 consecutive trading days, our common stock could be delisted from the Nasdaq National Market. If our common stock fails to sustain the minimum closing bid price for the requisite number of days, the Nasdaq staff will issue a determination that the common stock will be delisted. Thereafter, and prior to any actual delisting, we will have an opportunity to request a hearing. At such hearing, we will have the ability to present a plan demonstrating that we can come into compliance with the continued listing requirements. A common course of action for companies attempting to maintain their listing by ensuring a bid price in excess of $1.00 is the institution of a reverse stock split. At present, we have made no decision with respect to this course of action but will continue to evaluate this alternative in light of all other options, including accepting a delisting determination. A reverse stock split could negatively impact the value of the our stock by allowing additional downward pressure on the stock price as our relative value becomes greater following the reverse split. That is to say, the stock, at our new, higher price per share has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward.

OUR SHARES OF COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH WOULD IMPAIR THEIR LIQUIDITY.

    Our common stock may be delisted from the Nasdaq National Market, either for failure to maintain a minimum bid price, or because, among other things, the number of shares of our common stock that are publicly held falls below 750,000, the number of holders of round lot shares of our common stock falls below 400, or the market value of such publicly held shares is not at least $5 million. The closing bid price of our common stock has not been above $1.00 for 10 consecutive trading days since November 2000.

    If our shares of common stock are delisted from the Nasdaq National Market, their liquidity will be impaired. Though we may decide to seek trading of our common stock on the Over-the-Counter Bulletin Board, or OTC market, if our common stock is delisted, the OTC market provides substantially less liquidity than the Nasdaq National Market, and stocks traded on the OTC market generally trade with larger spreads between the bid and the ask price, which may cause the trading price of our common stock to decline.

    Also, if we decide to seek trading of our common stock on the OTC market, our common stock would be subject to rules under the Securities Exchange Act of 1934, which imposes additional requirements on broker-dealers who sell such securities to persons other than established customers and to persons other than "accredited investors." In this context the term "accredited investors" includes individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with their spouses. For transactions covered by such rules, a broker-dealer must make a special suitability determination regarding the purchaser and must have received the purchaser's written consent prior to the sale. This could negatively affect the ability of broker-dealers to sell shares of our common stock and further impair the liquidity of our common stock.

IF DELISTED, OUR SHARES OF COMMON STOCK MAY BE CHARACTERIZED AS PENNY STOCKS, WHICH MAY SEVERELY HARM THEIR LIQUIDITY.

    The SEC has adopted regulations which define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing penny stock restrictions will not apply to our shares of common stock if: (1) they continue to be listed on the Nasdaq National Market; (2) certain price and volume information is publicly available about our shares on a current and continuing basis; and (3) we meet certain minimum net tangible assets or average revenue criteria. Our common stock may not qualify for an exemption from the penny stock restrictions. If our shares of common stock were subject to the rules on penny stocks, the liquidity of our common stock would be severely harmed.

OUR METHODS OF GENERATING REVENUES ARE NEW AND LARGELY UNTESTED.

    The success of our business will depend on our ability to generate revenue. Prior to discontinuing our education business, we generated 100% of our revenues from that business. We have not yet begun to generate any revenue from our new business, and because our methods of generating revenue are new and largely untested we may generate lower revenues than we expect. Further, if we are unable to generate multiple new sources of revenue, our future revenue growth will suffer. Currently, we expect to receive the majority of our revenue from:
(1) suppliers to participants in industries for which we plan to provide private networks, who will be charged for dedicated connections, and for e-commerce and advertising access to their customers; (2) network services, including marketing and profit sharing fees; and (3) fees paid by network end users.

    The success of our initiatives to become a leading provider of satellite-based network services to specific industries depends in part on our ability to adapt our experience in building a satellite-based network for our discontinued education business to other markets and those markets' acceptance of our products and services, and more generally upon the adoption of the Internet as a medium for commerce by a broad base of customers and our users. If these markets fail to develop or develop more slowly than expected, or if our products and services do not achieve market acceptance, our revenue generated from our new network business will be lower than expected.

WE RELY HEAVILY ON OUR KEY PARTNERS AND IF THEY TERMINATE THEIR STRATEGIC ALLIANCES WITH US OR IF THE ARRANGEMENT FAIL TO MEET OUR OBJECTIVES, WE MAY EXPERIENCE DIFFICULTY OR DELAYS IN INSTALLING AND MAINTAINING OUR PLANNED NETWORKS AND OUR REVENUE GROWTH MAY SUFFER.

    We rely heavily on our strategic alliance relationships with Gilat and its wholly-owned subsidiary, Spacenet. Our agreements with Gilat and Spacenet involve many aspects of our business, including deployment and operation of our planned industry-specific networks and these arrangements are complex and will require a great deal of effort to operate successfully. As a result, there are many risks related to these arrangements, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangements to meet the parties' objectives. If we fail to maintain these relationships, or if our partners do not perform to our expectations, the performance of our networks, and our ability to generate revenues, may be harmed.

WE ARE DEPENDENT ON THIRD PARTIES TO DEPLOY OUR PLANNED NETWORKS TO BUSINESS ENTERPRISES AND SUPPORT IT ONCE INSTALLED.

    We have used, and plan to continue to use, third parties such as Gilat and Spacenet to install and support our planned networks in business entities. In the past we have experienced difficulties resulting from the failure of third parties to manage successfully the wide-scale deployment of our discontinued education network in a school environment. Such failures, if duplicated in our new network business, would result in delays in the scheduled deployment of our networks and could limit or eliminate revenue generated from sponsorships, e-commerce and network services.

    We also rely on third parties to provide the majority of support necessary to maintain our networks once installed. Any inability to maintain or delays to the maintenance of this equipment would lead to lower revenue generated from sponsorships, e-commerce and network services.

OUR VARIED SALES CYCLES COULD HARM OUR RESULTS OF OPERATIONS IF FORECASTED SALES ARE DELAYED OR DO NOT OCCUR.

    The length of time between the date of initial contact with a potential customer or sponsor and the execution of a contract with the potential customer or sponsor may vary significantly and may depend on the nature of the arrangement. Furthermore, contracting with potential sponsors is subject to delays over which we have little or no control, including: (1) potential sponsors' adoption of our industry-specific networks, which are a relatively new advertising medium, as an acceptable use of those sponsors' budgets;
(2) potential sponsors' or customers' budgetary constraints; (3) potential sponsors' internal acceptance reviews; and (4) the possibility of cancellation or delay of projects by sponsors.

    During any given sales cycle, we may expend substantial funds and management resources and yet not obtain sponsorship or subscriber revenue. Our results of operations for a particular period may suffer if sales to sponsors and subscribers forecasted in a particular period are delayed or do not otherwise occur.

GOVERNMENT REGULATION AFFECTING OUR BUSINESS STRATEGY COULD HARM OUR BUSINESS.

    Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. In addition, these new laws have not yet been significantly interpreted by the courts, and consequently their applicability and reach are not defined. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership, copyright, defamation, obscenity and personal privacy is uncertain and developing. We may be subject to claims that our services violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could impose significant restrictions, requirements or additional costs on our business, require us to change our operating methods, business strategy, or subject us to additional liabilities and cause the price of our common stock to decline.

WE ARE DEPENDENT ON OUR NETWORK INFRASTRUCTURE, AND IN PARTICULAR ON SATELLITES AND SATELLITE TRANSMISSION TECHNOLOGY, AND ANY FAILURE OF OUR NETWORKS WOULD HARM OUR OPERATIONS.

    We recently decided to withdraw from the education market and, instead, emphasize our goal of becoming a leading provider of satellite-based private networks for specific industries. Our network infrastructure may not be able to support the demands this growth may place on it and our performance and reliability may decline. We experienced interruptions in service as a result of outages and other delays occurring throughout our network infrastructure in our former education business, and we may in the future experience such interruptions in service and other delays. If these outages or delays occur frequently in the future, use of our planned networks and their growth could be impaired.

    Our network operations center and our communications and other computer hardware, are also subject to disruptions which are beyond our control and for which we may not have adequate insurance. Fire, floods, earthquakes, telecommunications failures, break-ins and similar events could damage our communications hardware and other network operations. Our facilities in the state of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event those blackouts continue or increase in severity, they could severely disrupt the operations of our affected facilities.

    Each user of our planned networks will be connected to our networks through a satellite link. The complete or partial loss of a satellite used to transmit data to network subscribers could affect the performance of our networks.

    Orbiting satellites are subject to the risk of failing prematurely due to mechanical failure, collision with objects in space or an inability to maintain proper orbit. Any such loss of the use of a satellite could prevent us from delivering our services. This interruption in services would continue until either a substitute satellite is placed into orbit, or until our services are moved to a different satellite. Moving to an alternate satellite would require us to redirect all of the satellite dishes in our networks--a very time-consuming and expensive process. The loss of a satellite could also result in increased costs of using satellites.

    We are dependent on transmissions from the satellite to our customer sites, and these transmissions may be interrupted or experience other difficulty, which could result in service interruptions and delays in our networks. In addition, the use of the satellite to provide transmissions to our customers requires a direct line of sight between the satellite and the receiver at the business site and is subject to distance and rain attenuation. In markets that experience heavy rainfall we may need to use greater power to maintain transmission quality. Such changes may require Federal Communications Commission, or FCC, approval, which may not be granted.

WE MAY BE SUBJECT TO THIRD PARTY ABUSES OF OUR NETWORKS, SUCH AS COMPUTER VIRUSES, "SPAM" OR "HACKING," WHICH COULD LEAD TO INTERRUPTIONS IN OUR SERVICES AND OTHER ADVERSE CONSEQUENCES WHICH COULD BE EXPENSIVE TO FIX, SUBJECT US TO LIABILITY OR RESULT IN LOWER USE OF OUR NETWORKS THAN EXPECTED.

    The future success of our business depends on the security of our planned networks. Computer viruses or problems caused by our users or other third parties, such as the sending of excessive volumes of unsolicited bulk e-mail or "spam," could lead to interruptions, delays, or cessation in service to our users. In addition, the sending of "spam" through our networks could result in third parties asserting claims against us. We may not prevail in such claims and our failure to do so could result in large judgments that would harm our business. Users or other third parties could also potentially jeopardize the security of confidential information stored in our computer systems by their inappropriate use of the Internet, including "hacking," which could cause losses to us or our users or deter persons from using our services. Users or third parties may also potentially expose us to liability by "identity theft," or posing as another network user. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in our computer systems and that of our users.

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

WE ARE DEPENDENT ON LEASED SATELLITE BANDWIDTH, AND IF SUCH A LEASE IS UNAVAILABLE TO US, WE COULD BE SUBJECTED TO SIGNIFICANT RESTRICTIONS ON OUR BUSINESS.

    We leased satellite bandwidth from Spacenet for our discontinued education business. If, for any reason, we are not able to negotiate a new lease with Spacenet or another satellite provider on favorable terms, our new industry-specific private network business could be significantly jeopardized, as it is bi-directional satellite-based.

    The satellite industry is a highly regulated industry. In the United States, operation and use of satellites requires licenses from the FCC. As a lessee of satellite space, we could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, any of which may modify the present regulatory environment in the United States. While we believe that Spacenet will be able to obtain all U.S. licenses and authorizations necessary to operate effectively, it may not continue to be successful in doing so. Our failure to indirectly obtain some or all necessary licenses or approvals could impose significant additional costs and restrictions on our business, require us to change our operating methods, or result in us no longer being able to provide our service to affected users.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY AGAINST OUR CURRENT AND POTENTIAL COMPETITORS, THEN WE MAY LOSE USERS TO OTHER SERVICES WHICH COULD RESULT IN LOWER USAGE OF OUR PLANNED NETWORKS AS WELL AS LOWER THAN EXPECTED REVENUES.

    The market for our industry-specific private network products and services is new and rapidly evolving, and we expect competition in and around this market to intensify in the future. While we do not believe any of our competitors currently offer the bundle of products and services we will offer, we face competition from a number of companies who provide services and functionality similar to portions of our services and functionality, who market products and services to a similar base of users, or both, and who could in the future seek to compete more directly with us. For example, Hughes Electronics, currently offers one-way satellite based broadband Internet access to businesses, and it has an alliance with America Online to promote America Online's broadband services and content. We therefore believe that our greatest potential competitive threat is posed not by a single company, but a combination of 1 or more companies that each addresses different parts of our new business model.

    Many of our existing competitors for some of our products and services, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow such competitors to devote greater resources than we can to the development and promotion of their products and services and to adopt more aggressive pricing policies and make more attractive offers to our potential subscribers, partners, sponsors and e-commerce merchants. Many of these competitors may offer a wider range of products and services than we do, may attract sponsors and subscribers to our competitors' products and services and, consequently, result in lower acceptance and usage of our private network products and services.

BUSINESS ENTERPRISES MAY USE ALTERNATIVE MEANS TO ACQUIRE COMPUTERS, SERVICES, INDUSTRY-SPECIFIC CONTENT, AND INTERNET ACCESS, WHICH COULD REDUCE OUR POTENTIAL USER BASE AND MAY LEAD TO LOWER THAN EXPECTED REVENUES.

    We believe an attraction of our business is the complete bundle of computer hardware, software, industry-specific content and broadband Internet connectivity we intend to offer. However, for a variety of reasons, business enterprises may decide to use other methods to acquire computers, Internet access and other services to meet their needs. If business enterprises decide to use means other than deployment of our products and services, it will limit our user and sponsor base, and consequently we will have lower than expected revenues.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED.

    We expect to use our existing cash for general corporate purposes, including expanding our sales and marketing activities, continuing investments in technology and product development and other capital expenditures, as well as working capital and other corporate expenses, including the funding of net losses from operations. We believe that our existing capital resources will be sufficient to meet our cash requirements for at least the next 12 months. However, our cash requirements are large, and depend on several factors, including cash outflows due to lease obligations, the rate of expansion of our planned industry-specific private networks, the cash recovered from the sale of our discontinued education business or the assets associated with that business, the availability of equipment leases on competitive terms, our success in generating revenues, the growth of sales and marketing efforts, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy our planned networks, develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

WE ARE DEPENDENT ON GROWTH IN USE AND POPULARITY OF OUR NETWORKS AND THE INTERNET BY OUR USERS AND OUR ABILITY TO SUCCESSFULLY ANTICIPATE THE FREQUENTLY CHANGING TASTES OF OUR USERS.

    Our business is unlikely to be successful if the popularity of the Internet as a viable business tool does not continue to increase. Even if the popularity of the Internet and related media does increase, the success of our planned industry-specific private network in particular depends on our ability to anticipate and keep current with the frequently changing tastes of our users, primarily small and medium-sized business enterprises in the industries we seek to serve. Any failure on our part to successfully anticipate, identify or react to changes in styles, trends or preferences of our users would lead to reduced interest in and use of our networks and therefore limit opportunities for sponsorship sales, subscriber fees and e-commmerce revenues. Moreover, the "rStar Networks" brand could be eroded by misjudgments in service offerings or a failure to keep our offerings, services and content current with the evolving preferences of the marketplace.

OUR EFFORTS TO DEVELOP WIDESPREAD BRAND RECOGNITION ARE LIKELY TO BE EXPENSIVE AND MAY FAIL.

    The development of our brand is important to our future success. If we fail to develop sufficient brand recognition, our ability to attract sponsorship and subscriber revenue may be impaired, and our revenue will suffer. In order to build our brand awareness we must succeed in our brand marketing efforts, deliver features and services that are engaging to our users, and provide high-quality content and services. These efforts will continue require significant expenses. We cannot assure you that we will be successful in developing our brand.

WE MAY BE SUBJECT TO LIABILITY FOR SERVICES SOLD THROUGH OUR NETWORK.

    To date, we have had very limited experience in enabling consumers to directly purchase products and services online or in the development of relationships with manufacturers or suppliers of such products and services. However, we plan to develop a range of e-commerce opportunities in connection with our industry-specific private networks. Network users may sue us if the products or services sold online are defective, fail to perform properly or injure the user. Liability claims resulting from our sale of products could require us to spend significant time and money in litigation or to pay significant damages.

WE MAY BE SUBJECT TO LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER OUR NETWORK.

    We may be subject to claims relating to content that is published on or downloaded from our planned industry-specific private networks. Although we carry general liability insurance, our insurance may not cover potential claims of this type, such as defamation or trademark infringement, or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. In addition, any claims like this, with or without merit, could require us to change our networks in a manner that could be less attractive to our sponsors and subscribers and would result in the diversion of our financial resources and management personnel.

WE MAY NOT BE ABLE TO DELIVER VARIOUS SERVICES IF THIRD PARTIES FAIL TO PROVIDE RELIABLE SOFTWARE, SYSTEMS AND RELATED SERVICES.

    All of our sponsors' advertisements will be served using software originally licensed from NetGravity. While there is other software available, it would substantially disrupt our business in the near term to switch to another provider. As such, if we are not able to maintain such agreement or license or internally develop similar software in the future, we may not be able to effectively display advertisements to our users. In such event, our revenue from sponsorships would likely suffer.

    In addition we are dependent on various third parties for other software, systems and related services, including software that enables us to multicast data and software via satellite. Several of the third parties that provide software and services to us have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, our ability to deliver various services to our users may suffer due to the failure of these third parties to provide reliable software, systems and related services to us.

THE INABILITY TO OBTAIN KEY SOFTWARE FROM THIRD PARTIES MAY HARM OUR BUSINESS.

    We rely on software licensed from third parties, including applications that are integrated with internally developed software and used in our products. Most notably, we license Microsoft operating system software. This and other third-party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our products. Our business could be seriously harmed if it cannot maintain existing third-party technology licenses or enter into licenses for other existing or future technologies needed for our products.

OUR SUCCESS DEPENDS UPON THE SUCCESSFUL DEVELOPMENT OF NEW SERVICES AND FEATURES IN THE FACE OF RAPIDLY EVOLVING TECHNOLOGY.

    The market for our current products and services is characterized by rapidly changing technologies, frequent new service introductions and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance, features and reliability of our networks. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new features, content or network services. In addition, our new enhancements must meet the requirements of our current and prospective sponsors and subscribers and must achieve significant market acceptance. We could also incur substantial costs if it needed to modify our service or infrastructures to adapt to these changes.

FAILURE TO MANAGE THE GROWTH OF OUR OPERATIONS COULD HARM OUR BUSINESS AND STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

    We have recently and significantly changed our business model and strategy. We anticipate that future expansion will be required to build a sponsor and subscriber base if we are to be successful in implementing our business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would suffer. To manage the expected growth of our operations and personnel, we will be required to: (1) improve existing and implement new operational, financial and management controls, reporting systems and procedures; (2) install new management information systems; and (3) train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

THE LOSS OF KEY PERSONNEL MAY HURT OUR ABILITY TO OPERATE OUR BUSINESS EFFECTIVELY.

    Our success depends to a significant degree upon the continued contributions of the principal members of our sales, engineering and management departments, many of whom perform important management functions and would be difficult to replace. Specifically, management believes that our future success is highly dependent on our senior management, and in particular on Lance Mortensen, our Chairman, Chief Executive Officer and President. The loss of the services of any key personnel, particularly senior management, could seriously harm our business.

IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES.

    We have hired engineering, sales, marketing, customer support accounting and other personnel. We may not be able to attract and retain the necessary personnel to accomplish our business objectives, and we may experience constraints that will adversely affect our ability to deploy our networks in a timely fashion or to support our users and operations. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS AND RESULT IN INCREASED DEBT AND ASSUMPTION OF CONTINGENT LIABILITIES.

    As part of our business strategy, we may consider acquisition prospects that would complement our current product offerings, augment our market coverage, enhance our technical capabilities, or otherwise offer growth opportunities. In the event of such future acquisitions, we could: (1) issue equity securities, which would dilute current stockholders' percentage ownership; (2) incur substantial debt; or (3) assume contingent liabilities.

    Such actions by us could have a detrimental effect on our results of operations and/or the price of our common stock. Acquisitions also entail numerous risks, including: (1) difficulties in assimilating acquired operations, technologies, products or personnel; (2) unanticipated costs associated with the acquisition that could materially adversely affect our results of operations;
(3) negative effects on our reported results of operations from acquisition related charges and of amortization of acquired technology and other intangibles; (4) diversion of management's attention from other business concerns; (5) adverse effects on existing business relationships with suppliers and customers; (6) risks of entering markets in which we have no or limited prior experience; and (7) potential loss of key employees of acquired organizations.

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

    Despite our efforts to protect our intellectual property, we may be unsuccessful in doing so. We may be unable to obtain patents or register trademarks for a variety of reasons, including a mistaken belief that these items are eligible for intellectual property protection or that we are the entity entitled to this protection, if any. Our copyrights and trade secrets may similarly turn out to be ineligible for legal protection. In addition, parties may attempt to disclose, obtain or use our proprietary information despite, or in the absence of, a confidentiality agreement. Some foreign countries do not protect intellectual property rights to the same extent as the United States, and intellectual property law in the United States is still uncertain and evolving as applied to Internet-related industries. The status of domain names and the regulatory bodies in charge of them is also unsettled. Any inability to register or otherwise protect our intellectual property rights could seriously harm our business since it could enable competitors to copy important features on our network.

    Furthermore, third parties may assert intellectual property infringement claims against us. These claims, possibly including those from companies from which we license key technology for our operations, could result in significant liability, the inability to use key rights and technologies, and the invalidation of our own proprietary rights. In addition, regardless of the outcome, any litigation could be time-consuming, expensive, and distracting of management's time and attention.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2000 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. As of December 31, 2000, we had not engaged in any significant foreign currency activity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is in Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    We changed accountants in June 2000 as previously reported in our Form 8-K filed with the SEC on June 6, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information as of March 31, 2001 regarding our current directors and nominees for Directors of the Board. There is no family relationship among any of the Directors or executive officers of rStar.

NAME                                   AGE       PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
----                                   ---  -------------------------------------------------------
Lance Mortensen                        48   See Part I, "Executive Officers".

Charles Appleby                             Mr. Appleby has been a member of our Board of Directors
                                            since January 2001. Mr. Appleby is president and a
                                            equity holder of CAVCO, Inc., a private investment
                                            company, positions he has held for the past 5 years.
                                            Prior to that, from 1984 to 1996, Mr. Appleby was a
                                            founding partner in the accounting firm of Grenadier,
                                            Appleby, Collins & Company, specializing in taxation
                                            matters including income, estate and gift for
                                            individuals, corporations, estates and trusts for
                                            residents and non-residents. Mr. Appleby holds an
                                            M.B.A. from Stetson University and is a colonel in the
                                            Florida Army National Guard. He is Chair of the Audit
                                            Committee and a member of the Compensation Committee.

Michael Arnouse                        44   Mr. Arnouse has been a member of our Board of Directors
                                            since October 1998. Mr. Arnouse has spent the past 10
                                            years as a business consultant and financier for
                                            private and publicly traded companies. During that
                                            period, he had financed more than 50 transactions
                                            totaling in excess of five hundred million dollars. Mr.
                                            Arnouse co-founded Sky Trek International Airlines and
                                            served as Chairman of the Board of Directors from
                                            January 1996 until June 1998 and continues to serve on
                                            its board. Mr. Arnouse is currently employed as
                                            Chairman and President of Wharton Capital Partners
                                            Ltd., a New York based investment banking and financial
                                            consulting firm. Mr. Arnouse also serves as president
                                            of State Capital Market Group Ltd., a privately owned
                                            investment and business consulting company. He is Chair
                                            of the Compensation Committee and a member of the Audit
                                            Committee.

COMPENSATION OF DIRECTORS

    In fiscal year 2000, each Director who was not an employee of rStar or any of its subsidiaries ("non-employee director") received fees for his service as a Director. Each non-employee director received an annual retainer of $10,000, plus $1,000 for each Board meeting they attend. Directors who serve as a chair for the Compensation or Audit Committees each receive an additional fee of $750 for each committee meeting they chair. All other non-employee directors receive a fee of $500 for each committee meeting they attend. Directors are also reimbursed for out of pocket expenses in attending Board meetings.

    Our 1998 Stock Plan, as amended in July 2000, provides that options will be granted to non-employee directors pursuant to an automatic non-discretionary grant formula. Each non-employee director will be granted an option to purchase 20,000 shares of Common Stock on the date of each Annual Meeting of the Stockholders of rStar. Each option will be granted at the fair market value of the Common Stock on the date of grant. Options granted to non-employee directors under the 1998 Stock Plan will be fully vested and exercisable on the date of grant. The options to be granted under the 1998 Stock Plan will be nonqualified stock options. Nonqualified stock options are stock options which do not constitute "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. Currently, all Directors other than Mr. Mortensen are eligible to participate in the 1998 Stock Plan as non-employee directors.

    In May 2000 Mr. Arnouse, as a non-employee director of rStar, was granted an option to purchase 7,500 shares of stock at an exercise price of $2.4375. This option was immediately exercisable. Mr. Appleby commenced service as a Director in January 2001, and did not receive stock options or compensation during fiscal year 2000.

BOARD MEETINGS AND COMMITTEES

    The Board of Directors held a total of 6 meetings (including regularly scheduled and special meetings) during fiscal 2000. During the last fiscal year, no incumbent director while a member of the Board of Directors attended fewer than 75% of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees on which such director served.

    Our Board of Directors has 2 standing committees: an Audit Committee and a Compensation Committee. The Audit Committee, which currently consists of
Mr. Appleby and Mr. Arnouse, is responsible for, among other things,
(1) recommending engagement of our independent auditors, (2) approving the services performed by such auditors, (3) consulting with such auditors and reviewing with them the results of their examination, (4) reviewing and approving any material accounting policy changes affecting our operating results, (5) reviewing our control procedures and personnel, and (6) reviewing and evaluating our accounting principles and our system of internal accounting controls. The Audit Committee held 3 meetings during fiscal year 2000.

    The Compensation Committee, which currently consists of Mr. Arnouse and Mr. Appleby, is responsible for (1) reviewing and approving the compensation and benefits for our officers and other employees, (2) administering our stock purchase and stock option plans, and (3) making recommendations to the Board of Directors regarding such matters. The Compensation Committee held 1 meeting during fiscal year 2000. Neither Mr. Arnouse nor Mr. Appleby is an officer or employee of rStar or its subsidiaries.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act ("Section 16(a)") requires our executive officers and our directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all such forms that they file.

    Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during fiscal 2000 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with, except for the following filings:

    - An Amended Form 4 was filed in June 2000 to revise the total number of shares owned by Rick Inatome. Mr. Inatome was our former Chief Executive Officer.

    - An Amended Form 4 was filed in June 2000 to revise the total number of shares owned by Mr. Kim Gaynor. Mr. Gaynor was our former Chief Operating Officer.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth certain information concerning total compensation received by the Chief Executive Officer and each of the 4 most highly compensated executive officers other than the Chief Executive Officer during the last fiscal year (the "Named Officers") for services rendered to us in all capacities during the last 3 fiscal years.

                                                                                            LONG-TERM
                                                                           ANNUAL          COMPENSATION
                                                                        COMPENSATION          AWARDS
                                                                     -------------------   ------------
                                                                                            SECURITIES
                                                           FISCAL     SALARY     BONUS      UNDERLYING
NAME AND PRINCIPAL POSITION                                 YEAR       ($)        ($)      OPTIONS (#)
---------------------------                               --------   --------   --------   ------------
Lance Mortensen(1)                                          2000      261,692       0               0
Chairman, CEO and President                                 1999      248,400       0               0
                                                            1998      273,052       0         300,000

Robert Edwards(2)                                           2000      154,000       0         250,000
SVP, Administration and CFO                                 1999            0       0               0
                                                            1998            0       0               0

Christophe Morin(3)                                         2000      109,000       0         125,000
VP, Marketing                                               1999            0       0               0
                                                            1998            0       0               0

Jay Scott(4)                                                2000      131,000       0               0
Chief Operating Officer                                     1999            0       0               0
                                                            1998            0       0               0

David Wallace(5)                                            2000      147,625       0          30,000
VP, General Counsel and Secretary                           1999        6,379       0           8,100
                                                            1998            0       0               0

R. Kimberly Gaynor(6)                                       2000     $449,864      $0         100,000
Former Chief Operating Officer                              1999     $ 23,076       0         380,000
                                                            1998            0       0               0

Rick Inatome(7)                                             2000     $256,251      $0               0
Former Chief Executive Officer                              1999       71,846       0         200,000
                                                            1998            0       0               0

------------------------

(1) Mr. Mortensen served as our Chief Executive Officer from June of 1997 to September of 1999. He was renamed Chief Executive Officer in October 2000.

(2) Mr. Robert Edwards joined us in March 2000 in his current position.

(3) Mr. Morin joined us in May 2000 and has served in his current position since April 2001.

(4) Mr. Scott joined us in March 2000 and has served in his current position since January 2001.

(5) Mr. Wallace joined us in November 1999 and has served in his current position since January 2001.

(6) Mr. Gaynor joined us in December 1999 and was employed by us until October 2000.

(7) Mr. Inatome joined us in September 1999 and was employed by us until October 2000.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth, as to the Named Officers, information concerning stock options granted during the fiscal year ended December 31, 2000.

                                                 INDIVIDUAL GRANTS
                                ---------------------------------------------------   POTENTIAL REALIZABLE
                                               PERCENT OF                               VALUE AT ASSUMED
                                 NUMBER OF    TOTAL OPTIONS                           ANNUAL RATES OF STOCK
                                SECURITIES     GRANTED TO                              PRICE APPRECIATION
                                UNDERLYING      EMPLOYEES                              FOR OPTION TERM (4)
                                  OPTIONS       IN FISCAL     EXERCISE   EXPIRATION   ---------------------
NAME                            GRANTED (1)     YEAR (2)       PRICE        DATE          5%         10%
----                            -----------   -------------   --------   ----------   ----------   --------
Lance Mortensen...............          0            0            N/A          N/A        0              0
Robert Edwards................    200,000         8.37         $ 4.75      4/14/10        0              0
Robert Edwards................     50,000         2.09         $2.625       6/5/10        0              0
Christophe Morin..............    125,000         5.23          2.625       6/5/10        0              0
Jay Scott.....................          0            0            N/A          N/A        0              0
David Wallace.................     30,000         1.26         $2.625       6/5/10        0              0
R. Kimberly Gaynor............    100,000         4.19         $2.625       6/5/10        0              0
Rick Inatome..................          0            0            N/A          N/A        0              0

------------------------

(1) All options in this table were granted under the 1998 Stock Plan and have exercise prices not less than the fair market value on the date of grant. All such options have 10-year terms. Options vest over a 4-year period at the rate of one-fourth on the first anniversary of the vesting commencement date and monthly thereafter.

(2) We granted options to purchase 2,389,316 shares of Common Stock to employees and consultants in fiscal 2000.

(3) Options may terminate before their expiration upon the termination of the optionee's status as an employee or consultant, the optionee's death or an acquisition of us.

(4) Potential realizable value assumes that the stock price increases from the exercise price from the date of grant until the end of the option term
    (10 years) at the annual rate specified (5% and 10%). Annual compounding results in total appreciation of approximately 63% (at 5% per year) and 159% (at 10% per year). If the price of our Common Stock were to increase at such rates from the price at 2000 fiscal year end ($0.56 per share) over the next 10 years, the resulting stock price at 5% and 10% appreciation would be $0.91 and $1.45, respectively. The assumed annual rates of appreciation are specified in SEC rules and do not represent our estimate or projection of future stock price growth. We do not necessarily agree that this method can properly determine the value of an option.

OPTION EXERCISES AND HOLDINGS

    The following table sets forth, as to the Named Officers, certain information concerning stock options exercised during fiscal 2000 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2000. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of December 31, 2000.

                                                          NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                SHARES                   UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                              ACQUIRED ON    VALUE     OPTIONS AT FISCAL YEAR END    AT FISCAL YEAR END ($)(1)(2)
                               EXERCISE     REALIZED   ---------------------------   -----------------------------
NAME                              (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                          -----------   --------   -----------   -------------   ------------   --------------
Lance Mortensen.............       0           0         200,000        100,000            0               0
Robert Edwards..............       0           0               0        250,000            0               0
Christophe Morin............       0           0               0        125,000            0               0
Jay Scott...................       0           0               0              0            0               0
David Wallace...............       0           0           2,193         35,907            0               0
R. Kimberly Gaynor..........       0           0               0              0            0               0
Rick Inatome................       0           0               0              0            0               0

------------------------

(1) Market value of underlying securities based on the closing price of Company's Common Stock on December 29, 2000 (the last trading day of fiscal year 2000) on the Nasdaq National Market of $0.5625 minus the exercise price.

(2) The exercise price of options granted exceeds the fair market value of $0.5625 of our Common Stock on December 29, 2000.

                         COMPENSATION COMMITTEE REPORT

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

    This report is provided by the Compensation Committee (the "Committee") of the Board of Directors to assist stockholders in understanding the Committee's objectives and procedures in establishing the compensation of our Chief Executive Officer and our other senior officers.

    The Committee is comprised of 2 non-employee directors. The Committee's responsibility is to review and to recommend to the Board of Directors the compensation levels of the Chief Executive Officer and our other senior officers, to evaluate the performance of management and to consider management succession and related matters. The Committee also establishes the policies and programs that determine the compensation of our officers and other employees. The Committee sets base cash compensation and bonus compensation on an annual basis for the Chief Executive Officer and our other executive officers and employees. In addition, the Committee administers our stock incentive plan. The Committee considers both internal data, including corporate goals and individual performance, as well as external data from outside compensation consultants and independent executive compensation data from comparable high technology companies, in determining officers' compensation.

    The Committee's 2000 compensation actions and policies were based on recommendations on our executive compensation practices from Watson Wyatt, an outside consulting firm that specializes in executive compensation, internally generated information, comparative pay practice data, and its own review of the status of the executive compensation program that was adopted by the Committee in 1999. As a result of its comprehensive review, the Committee implemented changes to increase the percentage of pay that can be earned under the annual and long-term incentive compensation programs. To seek to better align the executive officers' interests with those of our stockholders, the Committee also increased the number of shares subject to stock option grants.

COMPENSATION PHILOSOPHY

    When creating policies and making decisions concerning executive compensation, the Committee:

    - Ensures that the executive team has clear goals and accountability with respect to corporate performance;

    - Establishes pay opportunities that are competitive based on prevailing practices for the industry, the stage of our growth, and the labor markets in which we operate;

    - Independently assesses operating results on a regular basis in light of our expected performance; and

    - Aligns pay incentives with the long-term interests of our stockholders.

COMPENSATION PROGRAM

    Our executive compensation program has 3 major components, all of which are intended to attract, retain and motivate highly effective executives:

    1. Base salary for executive officers is set annually by reviewing the competitive pay practices of comparable high technology companies. Local (San Francisco Bay Area) and national data are examined and taken into account, along with the skills and performance of the individual and our needs.

    2. Cash incentive compensation is designed to motivate executives to attain short-term and longer-term corporate, business unit and individual management goals and is earned upon attainment of these specified business goals.

    3. Equity-based incentive compensation has been provided to employees and executive officers through our stock incentive plans. Under these plans, our officers, employees and certain consultants are eligible to be granted stock options based on competitive market data, as well as their responsibilities. These options allow participants to purchase shares of our Common Stock at the market price on the date of the grant, subject to vesting during the participant's employment with us. Employees are also permitted to purchase shares of our Common Stock, subject to certain limitations, at eighty-five percent (85%) of fair market value under the Employee Stock Purchase Plan. The purpose of these stock plans is to instill the economic incentives of ownership and to create management incentives to improve stockholder value. Our stock option plans utilize vesting periods to encourage employees and executives to remain with us and to focus on longer-term results.

CHIEF EXECUTIVE OFFICER COMPENSATION

    Mr. Mortensen resumed service as our Chief Executive Officer in October 2000, at which time he succeeded Mr. Inatome in that position. In determining the compensation of our Chief Executive Officer for the fiscal year ended December 31, 2000, we used an industry survey of compensation paid to chief executive officers of comparable companies, with a focus on those companies located in the San Francisco Bay Area, as well as our corporate individual objectives for the fiscal year. Mr. Mortensen's annual base compensation for fiscal year 2000 was $275,000. Mr. Mortensen did not receive in 2000 an employee bonus for the fiscal year ended December 31, 2000.

    Mr. Mortensen did not receive a stock option grant or stock award for fiscal year 2000.

OTHER EXECUTIVE COMPENSATION

    We provide certain compensation programs to executives that are also available to other our other employees, including pre-tax savings plans and medical/dental/vision benefits. There are no pension programs. We do not provide executive perquisites such as club memberships.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

    The Internal Revenue Code of 1986, as amended (the "Code") limits the federal income tax deductibility of compensation paid to our chief executive and to each of the other four most highly compensated executive officers. For this purpose, compensation can include, in addition to cash compensation, the difference between the exercise price of stock options and the value of the underlying stock on the date of exercise. We may deduct compensation with respect to any of these individuals only to the extent that during any fiscal year such compensation does not exceed $1 million or meets certain other conditions (such as stockholder approval). Considering our current compensation plans and policy, rStar and the Committee believe that, for the near future, there is little risk that we will lose any significant tax deduction relating to executive compensation. If the deductibility of executive compensation becomes a significant issue, our compensation plans and policy will be modified to maximize deductibility if rStar and the Committee determine that such action is in our best interest.

COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS

Michael Arnouse
Charles Appleby

                         STOCK PRICE PERFORMANCE GRAPH

    The following graph compares the cumulative total return to stockholders on our Common Stock with the cumulative return of the Nasdaq Composite Stock Market Index (the "Nasdaq Composite Index") and the Chase H&Q Internet 100 Index (the "H&Q 100 Index"). The graph assumes that $100 was invested on October 20, 1999 in our Common Stock, the Nasdaq Composite Index and the Chase H&Q Internet 100 Index, including reinvestment of dividends. No dividends have been declared or paid on our Common Stock. Historic price performance is not indicative of future stock price performance.

  COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN* AMONG RSTAR CORPORATION, THE
     NASDAQ STOCK MARKET (U.S.) INDEX AND THE JP MORGAN H&Q INTERNET INDEX

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                       NASDAQ STOCK     JP MORGAN
          RSTAR CORP.  MARKET (U.S.)  H & Q INTERNET
10/20/99      $100.00        $100.00         $100.00
12/99          $78.41        $145.70         $190.23
12/00           $5.12         $87.68          $73.19

*$100 invested on 10/29/99 in stock or index--including reinvestment of dividends. Fiscal year ending December 31.

COMPENSATION COMMITTEE
INTERLOCKS AND
INSIDER PARTICIPATION

    The Compensation Committee is comprised solely of outside Directors. The Compensation Committee of the Board of Directors consists of Mr. Arnouse, as Chairman, and Mr. Appleby. None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

    The following table sets forth as of April 2, 2001 certain information relating to the ownership of our Common Stock by: (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of rStar Common Stock; (ii) each of our directors; (iii) each of the officers named in the Executive Compensation Table on page 35, hereof; and (iv) all of our directors and executive officers as a group.

                                                           SHARES       PERCENTAGE
                                                        BENEFICIALLY   BENEFICIALLY
5% STOCKHOLDERS, DIRECTORS AND OFFICERS                  OWNED (1)        OWNED
---------------------------------------                 ------------   ------------
5% STOCKHOLDERS (2):

Gilat Satellite Networks, Ltd. (3)....................   22,418,091         51.0%
  1651 Old Meadow Road
  McLean Virginia 22102

Lance Mortensen (4)...................................    6,630,875         14.9%

Michael Arnouse (5)...................................    3,617,554          8.1%
  545 Madison Ave.
  New York, NY 10022

DIRECTORS:

Charles Appleby (6)...................................      813,335          1.8%
  9250 Baymeadows Road
  Suite 220
  Jacksonville, FL 32256

EXECUTIVE OFFICERS:

Robert Edwards (7)....................................       63,028            *

Christophe Morin (8)..................................       33,854            *

Jay Scott (9).........................................       53,042            *

David Wallace (10)....................................       14,400            *

All directors and executive officers as a group (7
  persons)............................................   11,226,088         25.3%

------------------------

*   Less than 1%

(1) The number of shares owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days of April 2, 2001 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2) Unless otherwise indicated, the address of each of the individuals or entities named above is: c/o rStar Corporation, 3000 Executive Parkway, Suite 150, San Ramon, CA 94583.

(3) Based on Schedule 13D/A filed with the SEC on February 23, 2001, Gilat held shared voting as to 22,418,091 of such shares. Gilat had no sole voting, sole dispositive, or shared dispositive power over such shares.

(4) Includes options to purchase 200,000 shares of our Common Stock exercisable within 60 days of April 2, 2001. Mr. Mortensen is Chairman of the Board, Chief Executive Officer and President of the Company.

(5) Includes options to purchase 40,000 shares of our Common Stock exercisable within 60 days of April 2, 2001. Mr. Arnouse is a director of rStar.

(6) Includes options to purchase 6,667 shares of our Common Stock exercisable within 60 days of April 2, 2001. Mr. Appleby is a director of rStar.

(7) Includes options to purchase 62,500 shares of our Common Stock exercisable within 60 days of April 2, 2001. Mr. Edwards is Senior Vice President, Administration and Chief Financial Officer of rStar.

(8) Includes options to purchase 33,854 shares of our Common Stock exercisable within 60 days of April 2, 2001. Mr. Morin is Vice President, Marketing of rStar.

(9) Includes options to purchase 51,042 shares of our Common Stock exercisable within 60 days of April 2, 2001. Mr. Scott is Chief Operating Officer of rStar.

(10) Includes options to purchase 13,950 shares of our Common Stock exercisable within 60 days of April 2, 2001. Mr. Wallace is Vice President, General Counsel and Secretary of rStar.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK TRANSACTIONS

    Since January 2000, as part of our normal review and determination of compensation, we have granted the following options to our executive officers:

    - In April 2000 and June 2000, Robert Edwards, Senior Vice President, Administration and Chief Financial Officer, was granted options to purchase 200,000 and 50,000 shares, respectively, of our Common Stock at an exercise price of $4.75 and $2.63 per share, respectively. These options vest over 4 years at a rate of one-fourth on the anniversary of the vesting commencement date and monthly thereafter;

    - In June 2000, Christophe Morin, Vice President of Marketing, was granted options to purchase 125,000 shares of our Common Stock at an exercise price of $2.63 per share. These options vest over 4 years at a rate of one-fourth on the anniversary of the vesting commencement date and monthly thereafter;

    - In June 2000, David Wallace, Vice President, General Counsel and Secretary, was granted options to purchase 30,000 shares of our Common Stock at an exercise price of $2.63 per share. These options vest over 4 years at a rate of one-fourth on the anniversary of the vesting commencement date and monthly thereafter;

    - In June 2000, R. Kimberly Gaynor, former Chief Operating Officer, was granted options to purchase 100,000 shares of our Common Stock at an exercise price of $2.63 per share. These options vest over 4 years at a rate of one-fourth on the anniversary of the vesting commencement date and monthly thereafter. The options to purchase 100,000 shares of Common Stock were subsequently cancelled.

EMPLOYMENT AGREEMENT

    In October 2000, we entered into a 3-year employment agreement with Lance Mortensen in connection with his assumption of the position of President and Chief Executive Officer. Our agreement with Mr. Mortensen provides that, in the event we terminate his employment without cause or he terminates his employment for "good reason" as defined in the agreement, then he will receive 200% of his current base salary, plus 200% of any performance-based bonus to which he would have been entitled to receive as an employee, plus 100% vesting of his options and continuation of certain employee health benefits for the remaining term of the agreement.

    In October 2000, we entered into a 2-year consulting agreement with Rick Inatome, our former Chief Executive Officer. The agreement provides that Mr. Inatome will receive the annual base salary he received as Chief Executive Officer, an office and secretarial support for the duration of the agreement. In addition, Mr. Inatome's options to purchase 200,000 shares of common stock were cancelled and our right to repurchase his restricted stock was terminated.

OTHER TRANSACTIONS

    In October 2000, we entered into a Settlement Agreement and Mutual Release with Bruce Bower, our former Senior Vice President of Business and Corporate Development. The agreement provides that Mr. Bower will render consulting services beginning October 12, 2000 through July 12, 2001 in exchange for bi-monthly payments of $8,333.33 to Mr. Bower and continuation of certain health benefits. Such payments are creditable against consulting services Mr. Bower provides to us. The agreement also provides that options to purchase 315,000 shares of our Common Stock previously granted to Mr. Bower will continue to vest at the same rate and become exercisable on July 12, 2001. The agreement further provides that we and Mr. Bower have released all potential claims against each other in connection with Mr. Bower's employment with us and any matters related to that employment.

    In October 2000, we entered into a Settlement Agreement and Mutual Release with Donald Kingsborough, our former Senior Vice President Sales and Marketing. The agreement provides that Mr. Kingsborough received a lump-sum payment of $128,333 equal to 7 months base salary and continuation of certain health benefits until May 2001. The agreement further provides that we and Mr. Kingsborough have released all potential claims against each other in connection with Mr. Kingsborough's employment with us and any matters related to that employment.

    In October 2000, we entered into a Settlement Agreement and Mutual Release with David Lundberg, our former Vice President and Chief Technology Officer. The agreement provides that Mr. Lundberg received a lump-sum payment of $123,750 equal to 9 months base salary and continuation of certain health benefits until April 2001. The agreement also provides that options to purchase 200,000 shares of our Common Stock previously granted to Mr. Lundberg would continue to vest at the same rate and become exercisable on April 1, 2001. The agreement further provides that we and Mr. Lundberg have released all potential claims against each other in connection with Mr. Lundberg's employment with us and any matters related to that employment.

    We have paid Aquatic Innovations, Inc., approximately $94,000 for office equipment rental and other expenses incurred on our behalf in 2000.
Mr. Mortensen is the owner of Aquatic Innovations, Inc.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report on Form 10-K:

1. Financial Statements. Our following consolidated financial statements, and related notes thereto, and the Report of Independent Auditors are included in Part IV of this Report on the pages indicated by the Index to Financial Statements as presented on page F-1 of this Report.

       Report of Grant Thornton LLP, Independent Auditors

       Report of Ernst & Young LLP, Independent Auditors

       Consolidated Balance Sheets--December 31, 2000 and 1999

       Consolidated Statements of Operations--Fiscal Years Ended December 31, 2000, 1999, and 1998

       Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)--Fiscal Years Ended December 31, 2000, 1999, and 1998

       Consolidated Statements of Cash Flows--Fiscal Years Ended December 31, 2000, 1999 and 1998

       Notes to Consolidated Financial Statements

2.  Financial Statement Schedule.

       Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the Consolidated Financial Statements or notes thereto.

3.  Exhibits: See Item 14(c) below.

    (b) Reports on Form 8-K.

       On February 13, 2001, we filed a Report on Form 8-K to announce that on January 11, 2001 Gilat Satellite Networks, Ltd., an Israeli corporation, acquired control of ZapMe! Corporation.

    (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

    (d) Financial Statement Schedules. See Item 14(a) above.

                               rStar Corporation
                         Index to Financial Statements

Report of Grant Thornton LLP, Independent Auditors..........  F-2
Report of Ernst & Young LLP, Independent Auditors...........  F-3
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Operations.......................  F-5
Consolidated Statement of Redeemable Convertible Preferred
  Stock and Stockholders' Equity (Deficit)..................  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
rStar Corporation

    We have audited the accompanying consolidated balance sheet of rStar Corporation as of December 31, 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of rStar Corporation at December 31, 2000, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

San Francisco, California

March 27, 2001

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
rStar Corporation

    We have audited the accompanying consolidated balance sheet of rStar Corporation (formerly known as ZapMe! Corporation) as of December 31, 1999 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of rStar Corporation at December 31, 1999 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Walnut Creek, California
January 28, 2000,
except for Note 2,
as to which the date is
March 27, 2001.

                               RSTAR CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  48,406     $112,714
  Receivables...............................................        123           --
  Prepaid expenses and other current assets.................        452          427
                                                              ---------     --------
Total current assets........................................     48,981      113,141
  Equipment, net............................................      4,507        2,866
  Restricted cash...........................................        577          565
  Other assets..............................................      1,516          529
  Net assets of discontinued operations.....................     18,242       34,091
                                                              ---------     --------
Total assets................................................  $  73,823     $151,192
                                                              =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   1,790     $  2,307
  Accrued and other liabilities.............................     13,575        8,487
  Accrued compensation and related expenses.................      2,056        1,723
  Current portion of capital lease obligations..............      4,853        7,377
  Current portion of capital lease obligations--related
    party...................................................     18,834        3,693
                                                              ---------     --------
Total current liabilities...................................     41,108       23,587
  Capital lease obligations, less current portion...........      3,358        5,324
  Capital lease obligations--related party, less current
    portion.................................................     17,187        7,968
                                                              ---------     --------
Total liabilities...........................................     61,653       36,879
Minority interest in subsidiary.............................        595           --

Stockholders' equity :
Convertible preferred stock, $0.01 par value
  Authorized shares--5,000,000, none issued and outstanding
    at December 31, 2000 and 1999...........................         --           --
Common stock, $0.01 par value

  Authorized shares--200,000,000,
    Issued and outstanding shares 43,957,709 at December 31,
      2000 and 43,803,781 at December 31, 1999..............        440          438
    Additional Paid-in-Capital..............................    180,778      183,327
    Deferred stock compensation.............................       (665)     (11,642)
    Notes receivable from stockholders......................     (6,500)      (6,500)
    Accumulated deficit.....................................   (162,478)     (51,310)
                                                              ---------     --------
Total stockholders' equity..................................     11,575      114,313
                                                              ---------     --------
Total liabilities and stockholders' equity..................  $  73,823     $151,192
                                                              =========     ========

          See accompanying Notes to Consolidated Financial Statements

                               RSTAR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEAR ENDED DECEMBER 31,

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2000        1999       1998
                                                              ---------   --------   --------
Costs and expenses:
  Sales and marketing.......................................  $     399   $     --   $    --
  General and administrative................................      5,614        673        86
  Research and development..................................        817         --        --
                                                              ---------   --------   -------
Total costs and expenses....................................      6,830        673        86
                                                              ---------   --------   -------
Loss from operations........................................     (6,830)      (673)      (86)
Other income (expense), net.................................        160        347        --
Interest income.............................................      5,259      1,812        13
Interest (expense)..........................................     (5,447)    (1,183)      (49)
                                                              ---------   --------   -------
(Loss) income from continuing operations before income
  taxes.....................................................     (6,858)       303      (122)
Provision for income taxes..................................         --       (121)       --
                                                              ---------   --------   -------
(Loss) Income from continuing operations....................     (6,858)       182      (122)
Loss from discontinued operations...........................   (104,097)   (27,309)   (4,909)
                                                              ---------   --------   -------
Net loss....................................................   (110,955)   (27,127)   (5,031)
Deemed dividend on preferred stock..........................         --     (7,815)     (606)
Beneficial conversion of Series E preferred stock...........         --    (10,150)       --
Dividend on Series A preferred stock........................       (213)        --        --
                                                              ---------   --------   -------
Net loss applicable to common stockholders..................  $(111,168)  $(45,092)  $(5,637)
                                                              =========   ========   =======
Basic and diluted loss per common share:
  Loss from continuing operations...........................  $   (0.16)  $  (0.91)  $ (0.06)
  Loss from discontinued operations.........................      (2.40)     (1.39)    (0.42)
                                                              ---------   --------   -------
  Net loss per share........................................  $   (2.56)  $  (2.30)  $ (0.48)
                                                              =========   ========   =======
Shares used in calculation of net loss per common share:
Basic and diluted...........................................     43,348     19,607    11,685
                                                              =========   ========   =======

          See accompanying Notes to Consolidated Financial Statements

                               RSTAR CORPORATION
      Consolidated Statement of Redeemable Convertible Preferred Stock and
                         Stockholders' Equity (Deficit)
                      (In thousands, except share amounts)

                                                                   REDEEMABLE
                                                                  CONVERTIBLE          CONVERTIBLE PREFERRED
                                                                PREFERRED STOCK                STOCK
                                                              --------------------   --------------------------
                                                               SHARES      AMOUNT      SHARES         AMOUNT
                                                              ---------   --------   -----------   ------------
Balances at January 1, 1998.................................         --   $    --             --   $         --
  Issuance of Series A preferred stock for conversion of
    note payable, net of issuance costs of $11..............         --        --      9,097,671            899
  Issuance of Series B preferred stock for conversion of
    notes payable, net of issuance costs of $4..............         --        --        160,000            396
  Issuance of Series C redeemable convertible preferred
    stock, net of issuance costs of $254....................    600,000     2,746             --             --
  Issuance of Series D preferred stock, net of issuance
    costs of $12............................................         --        --        300,000          1,488
  Issuance of common stock upon exercise of stock options...         --        --             --             --
  Issuance of common stock for services for note
    receivable..............................................         --        --             --             --
  Deferred stock compensation...............................         --        --             --             --
  Amortization of deferred stock compensation...............         --        --             --             --
  Accretion of redeemable convertible preferred stock.......         --       531             --             --
  Accrued Series C dividends................................         --        75             --             --
  Net loss..................................................         --        --             --             --
                                                              ---------   -------    -----------   ------------
Balances at December 31, 1998...............................    600,000     3,352      9,557,671          2,783
  Issuance of common stock upon exercise of stock options...         --        --             --             --
  Issuance of Series D preferred stock net of issuance costs
    of $1,834...............................................         --        --      5,554,110         25,937
  Issuance of Series D preferred stock for conversion of
    note payable............................................         --        --         40,000            200
  Issuance of Series E preferred stock, net of issuance of
    $26.....................................................         --        --      2,030,000         10,124
  Issuance of common stock options to non-employees in
    consideration for services rendered.....................         --        --             --             --
  Warrants issued in connection with lease financing &
    services agreements.....................................         --        --             --             --
  Deferred stock compensation...............................         --        --             --             --
  Amortization of deferred stock compensation...............         --        --             --             --
  Accretion of redeemable convertible preferred stock.......         --     1,276             --             --
  Accretion of guaranteed return............................         --     1,792             --             --
  Accrued Series C dividends................................         --       258             --             --
  Accrued dividends on Series D and E.......................         --        --             --          4,489
  Deemed dividend on preferred stock........................         --        --             --         10,150
  Issuance of common stock upon initial public offering.....         --        --             --             --
  Issuance of shares to stockholders for note receivable....         --        --             --             --
  Conversion of preferred stock to common stock upon initial
    public offering.........................................   (600,000)   (6,678)   (17,181,781)       (53,683)
  Net loss..................................................         --        --             --             --
                                                              ---------   -------    -----------   ------------
Balances at December 31, 1999...............................         --        --             --             --
  Issuance of common stock upon exercise of common stock
    options.................................................         --        --             --             --
  Issuance of common stock in connection with
    LearningGate.com acquisition............................         --        --             --             --
  Repurchase of common stock................................         --        --             --             --
  Amortization of Deferred Stock Compensation for stock
    options and warrants....................................         --        --             --             --
  Cancellation of stock options.............................         --        --             --             --
  Issuance of common stock in connection with Employee Stock
    Purchase Plan...........................................         --        --             --             --
  Net loss..................................................         --        --             --             --
  Dividends on Series A preferred shares....................         --        --             --             --
                                                              ---------   -------    -----------   ------------
Balances at December 31, 2000...............................         --   $    --             --   $         --
                                                              =========   =======    ===========   ============


                                                                  COMMON STOCK
                                                              ---------------------     ADDITIONAL      DEFERRED STOCK
                                                                SHARES      AMOUNT    PAID-IN-CAPITAL    COMPENSATION
                                                              ----------   --------   ---------------   --------------
Balances at January 1, 1998.................................  11,858,730        119      $    (50)         $     --
  Issuance of Series A preferred stock for conversion of
    note payable, net of issuance costs of $11..............          --         --            --                --
  Issuance of Series B preferred stock for conversion of
    notes payable, net of issuance costs of $4..............          --         --            --                --
  Issuance of Series C redeemable convertible preferred
    stock, net of issuance costs of $254....................          --         --            --                --
  Issuance of Series D preferred stock, net of issuance
    costs of $12............................................          --         --            --                --
  Issuance of common stock upon exercise of stock options...   1,000,000         10             6                --
  Issuance of common stock for services for note
    receivable..............................................   1,350,000         14         3,523            (3,375)
  Deferred stock compensation...............................          --         --         2,590            (2,590)
  Amortization of deferred stock compensation...............          --         --            --             1,065
  Accretion of redeemable convertible preferred stock.......          --         --            --                --
  Accrued Series C dividends................................          --         --            --                --
  Net loss..................................................          --         --            --                --
                                                              ----------   --------      --------          --------
Balances at December 31, 1998...............................  14,208,730        143         6,069            (4,900)
  Issuance of common stock upon exercise of stock options...     222,558          2            73                --
  Issuance of Series D preferred stock net of issuance costs
    of $1,834...............................................          --         --            --                --
  Issuance of Series D preferred stock for conversion of
    note payable............................................          --         --            --                --
  Issuance of Series E preferred stock, net of issuance of
    $26.....................................................          --         --            --                --
  Issuance of common stock options to non-employees in
    consideration for services rendered.....................          --         --           388                --
  Warrants issued in connection with lease financing &
    services agreements.....................................          --         --         2,701              (782)
  Deferred stock compensation...............................          --         --        12,016           (12,016)
  Amortization of deferred stock compensation...............          --         --            --             6,056
  Accretion of redeemable convertible preferred stock.......          --         --            --                --
  Accretion of guaranteed return............................          --         --            --                --
  Accrued Series C dividends................................          --         --            --                --
  Accrued dividends on Series D and E.......................          --         --            --                --
  Deemed dividend on preferred stock........................          --         --            --                --
  Issuance of common stock upon initial public offering.....   9,488,753         95        95,417                --
  Issuance of shares to stockholders for note receivable....   1,300,000         13         6,487                --
  Conversion of preferred stock to common stock upon initial
    public offering.........................................  18,583,740        185        60,176                --
  Net loss..................................................          --         --            --                --
                                                              ----------   --------      --------          --------
Balances at December 31, 1999...............................  43,803,781        438       183,327           (11,642)
  Issuance of common stock upon exercise of common stock
    options.................................................     425,541          4           412                --
  Issuance of common stock in connection with
    LearningGate.com acquisition............................     999,958         10         2,740                --
  Repurchase of common stock................................  (1,350,000)       (13)         (148)            5,239
  Amortization of Deferred Stock Compensation for stock
    options and warrants....................................          --         --            --                --
  Cancellation of stock options.............................          --         --        (5,738)            5,738
  Issuance of common stock in connection with Employee Stock
    Purchase Plan...........................................      78,429          1           185                --
  Net loss..................................................          --         --            --                --
  Dividends on Series A preferred shares....................          --         --            --                --
                                                              ----------   --------      --------          --------
Balances at December 31, 2000...............................  43,957,709   $    440      $180,778          $   (665)
                                                              ==========   ========      ========          ========


                                                                 NOTES                          TOTAL
                                                               RECEIVABLE                   STOCKHOLDERS'
                                                                  FROM       ACCUMULATED       EQUITY
                                                              STOCKHOLDERS     DEFICIT        (DEFICIT)
                                                              ------------   ------------   -------------
Balances at January 1, 1998.................................   $      --      $    (581)      $    (512)
  Issuance of Series A preferred stock for conversion of
    note payable, net of issuance costs of $11..............          --             --             899
  Issuance of Series B preferred stock for conversion of
    notes payable, net of issuance costs of $4..............          --             --             396
  Issuance of Series C redeemable convertible preferred
    stock, net of issuance costs of $254....................          --             --              --
  Issuance of Series D preferred stock, net of issuance
    costs of $12............................................          --             --           1,488
  Issuance of common stock upon exercise of stock options...          --             --              16
  Issuance of common stock for services for note
    receivable..............................................          --             --             162
  Deferred stock compensation...............................          --             --              --
  Amortization of deferred stock compensation...............          --             --           1,065
  Accretion of redeemable convertible preferred stock.......          --           (531)           (531)
  Accrued Series C dividends................................          --            (75)            (75)
  Net loss..................................................          --         (5,031)         (5,031)
                                                               ---------      ---------       ---------
Balances at December 31, 1998...............................          --         (6,218)         (2,123)
  Issuance of common stock upon exercise of stock options...          --             --              75
  Issuance of Series D preferred stock net of issuance costs
    of $1,834...............................................          --             --          25,937
  Issuance of Series D preferred stock for conversion of
    note payable............................................          --             --             200
  Issuance of Series E preferred stock, net of issuance of
    $26.....................................................          --             --          10,124
  Issuance of common stock options to non-employees in
    consideration for services rendered.....................          --             --             388
  Warrants issued in connection with lease financing &
    services agreements.....................................          --             --           1,919
  Deferred stock compensation...............................          --             --              --
  Amortization of deferred stock compensation...............          --             --           6,056
  Accretion of redeemable convertible preferred stock.......          --         (1,276)         (1,276)
  Accretion of guaranteed return............................          --         (1,792)         (1,792)
  Accrued Series C dividends................................          --           (258)           (258)
  Accrued dividends on Series D and E.......................          --         (4,489)             --
  Deemed dividend on preferred stock........................          --        (10,150)             --
  Issuance of common stock upon initial public offering.....          --             --          95,512
  Issuance of shares to stockholders for note receivable....      (6,500)            --              --
  Conversion of preferred stock to common stock upon initial
    public offering.........................................          --             --           6,678
  Net loss..................................................          --        (27,127)        (27,127)
                                                               ---------      ---------       ---------
Balances at December 31, 1999...............................      (6,500)       (51,310)        114,313
  Issuance of common stock upon exercise of common stock
    options.................................................          --             --             416
  Issuance of common stock in connection with
    LearningGate.com acquisition............................          --             --           2,750
  Repurchase of common stock................................          --             --            (161)
  Amortization of Deferred Stock Compensation for stock
    options and warrants....................................          --             --           5,239
  Cancellation of stock options.............................          --             --              --
  Issuance of common stock in connection with Employee Stock
    Purchase Plan...........................................          --             --             186
  Net loss..................................................          --       (110,955)       (110,955)
  Dividends on Series A preferred shares....................          --           (213)           (213)
                                                               ---------
Balances at December 31, 2000...............................   $  (6,500)     $(162,478)      $  11,575
                                                               =========      =========       =========

          See accompanying Notes to Consolidated Financial Statements.

                               RSTAR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEAR ENDED DECEMBER 31,

              (DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations................  $ (6,858)  $    182   $  (122)
Adjustments to reconcile net (loss) income from continuing
  operations to net cash (used in) provided by operating
  activities:
  Amortization of deferred stock compensation...............       180         --        --
  Depreciation..............................................     1,617        673        86
  Warrants issued for services..............................        --        388        --
  Common stock issuded for services.........................        --        122        --
Changes in operating assets and liabilities:
  Receivables...............................................       (73)        --        --
  Prepaid expenses and other current assets.................       (25)      (422)       (4)
  Other assets..............................................      (987)      (489)      (22)
  Accounts payable..........................................      (517)       952     1,228
  Accrued expenses and other liabilities....................     5,097      8,301       156
  Accrued compensation and related expenses.................       333      1,277       204
                                                              --------   --------   -------
Net cash provided by
  (used in) operating activities from continued
  operations................................................    (1,233)    10,984     1,526
Net cash used in operating activities
  from discontinued operations..............................   (35,561)   (22,988)   (3,858)
                                                              --------   --------   -------
NET CASH FLOWS PROVIDED BY USED IN OPERATING ACTIVITIES.....   (36,794)   (12,004)   (2,332)
                                                              --------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment.......................................    (3,085)    (1,076)     (473)
Restricted cash.............................................       (12)      (565)       --
Purchase business combinations..............................    (3,037)        --
                                                              --------   --------   -------
Net cash used in investing activities from continued
  operations................................................    (6,134)    (1,641)     (437)
Net cash used in investing activities
  from discontinued operations..............................    (1,081)    (3,896)   (1,897)
                                                              --------   --------   -------
NET CASH USED IN INVESTING ACTIVITIES.......................    (7,215)    (5,537)   (2,370)
                                                              --------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease obligations...............................   (15,027)    (2,533)       (3)
Proceeds from issuance of preferred stock, net..............        --     36,261     4,229
Proceeds from the issuance of common stock, net.............       602     95,512       178
Proceeds from borrowings on notes payable...................        --        700     1,000
Payments on notes payable...................................        --       (500)     (162)
Redemption of preferred stock in subsidiary.................    (5,500)        --        --
Payments of dividends.......................................      (213)        --        --
                                                              --------   --------   -------
REPURCHASE OF COMMON STOCK..................................      (161)        --        --
Net cash provided by
  (used in) financing activities............................   (20,299)   129,440     5,242
                                                              --------   --------   -------
Increase (decrease) in cash and cash equivalents............   (64,308)   111,899       540
Cash and cash equivalents at beginning of year..............   112,714        815       275
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $ 48,406   $112,714   $   815
                                                              ========   ========   =======
SUPPLEMENTAL DISCLOSURES:
Non cash investing and financing activities:
Conversion of notes payable to stockholders to preferred
  stock.....................................................  $     --   $    200   $ 1,300
Issuance of common stock for notes receivable...............  $     --   $  6,500   $   162
Conversion of preferred stock to common stock, net of
  issuance costs............................................  $     --   $ 60,361   $    --
Accretion and dividends on convertible preferred stock......  $     --   $  7,815   $   606
Deemed dividend on preferred stock..........................  $     --   $ 10,150   $    --
Equipment purchased through capital lease agreements........  $ 27,644   $ 26,508   $   390
Warrants issued in connection with lease financing and
  service agreements........................................  $     --   $  2,701   $    --
Stock options issued in connection with consulting
  agreement.................................................  $     --   $    388   $    --
Cash paid for interest......................................  $  4,577   $    975   $    26
Preferred stock in subsidiary issued in purchase of
  eFundraising.com..........................................  $  6,095   $     --   $    --
Common stock issued in purchase of LearningGate.com.........  $  2,750   $     --   $    --

          See accompanying Notes to Consolidated Financial Statements

                               RSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

    rStar Corporation, previously known as ZapMe! Corporation, was founded in June 1997 for the principal purpose of building an advertiser-supported network serving the education market. Over time we built a broadband Internet media network specializing in education and acquired two businesses that served the education market (together, the "School business"). The advertiser-supported network serving the education market generated revenue via commercial advertising on Company installed, networked computer labs in schools. In connection with this business, we provided free Internet media network service and computer equipment to schools. In July, 2000, we began the development of a service to build and manage industry-specific, satellite-based networks for commercial entities using customized managed browser technology to communicate with their vendors and customers via Internet access, in a managed environment. The services we expect to provide include remote high-speed Internet access, data delivery, high-quality video and other network services bundled and delivered through dedicated Internet media networks. ("Commercial business"). In October 2000, we decided we would no longer accept or present paid commercial advertising directed at students and announced our plan to end the School business. These operations, which comprise a significant portion of our assets, and a vast majority of our revenues and expenses, are reflected in the accompanying financial statements as discontinued operations. See Note 2.

    We have focused our full efforts toward the continued development of our Commercial business and now operate in one segment. We have experienced operating losses since our inception as a result of our efforts to build our network infrastructure and internal staffing, develop our systems and expand our markets. We earned all of our revenue from our discontinued School business and, with the discontinuance of this segment, we have eliminated our ability to earn revenue in that segment. We plan to continue to focus on expanding our Commercial business, which will cause our loss from continuing operations to increase. There can be no assurance that the Commercial business will develop to the extent that sufficient revenue will be produced.

BASIS OF PRESENTATION

    The consolidated financial statements are prepared on the basis of our School business being presented as a discontinued operation and include our accounts and those of our wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As stated in Note 2, in February 2001, our board of directors approved a formal plan to sell our School business. For comparative purposes, the consolidated statements of operations and related loss per share information, for all periods presented, have been restated to reflect the results of operations for the discontinued business in "Loss from discontinued operations." The consolidated balance sheets at December 31, 2000 and 1999 reflects assets and liabilities related to the School business as "Net assets of discontinued operations". The Consolidated Statement of Cash Flows for the three years ended December 31, 2000 reflects separately cash flows from discontinued operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

                               RSTAR CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of demand deposits and money market accounts held with a financial institution and highly rated commercial paper with original maturities of three months or less from the date of purchase.

    Restricted cash consists of security deposits made against letters of credit issued in connection with lease agreements.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We maintain our cash balances primarily in one financial institution in California, which at times exceeds federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on our cash and cash equivalents. We perform ongoing credit evaluations of our customers and generally do not require collateral.

EQUIPMENT

    Equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of three to seven years. Depreciation of capital leases is expensed using the straight-line method over the life of the lease or of the asset, whichever is shorter.

LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standard ("SFAS")
No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," we review long-lived assets for impairment whenever events or circumstances indicate the carrying value of asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

RESEARCH AND DEVELOPMENT

    We account for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs related to the School business have been charged to research and development expense and classified in loss from discontinued operations. To date, we have not achieved technological feasibility for development costs incurred related to continuing operations. Accordingly, such development costs have been charged to research and development expense in the accompanying statement of operations.

    We charge all costs related to the development of internal use of software to operations as incurred, other than those incurred during the application development stage. Costs incurred during the application development stage were insignificant for all periods presented.

                               RSTAR CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Our continuing operations did not generate revenue in the periods presented. Revenue from discontinued operations reported in Note 2 is comprised of multiple sources. Sponsorship or advertising revenue was recognized ratably over the period the advertising was delivered unless the advertising or sponsorship is based on a minimum number of impressions, in which case revenue was recognized on the basis of impressions delivered. Network services and other revenue consisted of revenue from the distribution of content and products delivered through our network and from educational programs delivered in Company labs such as teacher training, tutoring and other educational programs offered through strategic alliances. Network services and other revenue was recognized in the time period in which the underlying service was delivered. Revenue from school fundraising services and supplies was recognized upon shipment or delivery of services and consisted of proceeds derived from the sales of fundraising kits and supplies to schools and school organizations.

STOCK-BASED COMPENSATION

    We account for compensation expense for employees and non-employee directors compensation plans using the intrinsic value method and provide pro forma disclosures of net loss and net loss per share as if the fair value method has been applied in measuring compensation expense.

    The value of warrants, options or stock exchanges for services are expensed over the period benefited. Warrants and options for services received from non-employees are valued at fair value based on the Black-Scholes option pricing model.

INCOME TAXES

    We account for income taxes using the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

    Basic loss per share has been computed using net loss, less accretion and dividends on preferred stock, divided by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes stock options, warrants, and convertible securities.

                               RSTAR CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The calculation of basic and diluted net loss per share is as follows (in thousands, except for per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                    2000             1999             1998
                                               --------------   --------------   --------------
Net (loss) Income from continuing
  operations.................................    $  (6,858)        $    182         $  (122)
Accretion and dividends on convertible
  preferred stock............................           --           (7,815)           (606)
Beneficial conversion of Series E preferred
  Stock......................................           --          (10,150)             --
Dividend on Series A preferred stock.........         (213)              --              --
                                                 ---------         --------         -------
Loss applicable to common stockholders--
  continuing operations......................    $  (7,071)        $(17,783)        $  (728)
Loss from discontinued operations............     (104,097)         (27,309)         (4,909)
                                                 ---------         --------         -------
Loss applicable to common stockholders.......    $(111,168)        $(45,092)        $(5,637)
                                                 =========         ========         =======
Weighted-average shares of common stock
  outstanding................................       44,475           20,354          12,739
Less: weighted-average shares subject to
  repurchase.................................        1,127              747           1,054
                                                 ---------         --------         -------
Weighted-average shares of common stock
  outstanding used in computing basic and
  diluted net loss per common share..........       43,348           19,607          11,685
                                                 =========         ========         =======
Basic and diluted net loss per common share
  from continuing operations.................    $   (0.16)        $  (0.91)        $ (0.06)
Basic and diluted net loss per common share
  from discontinued operations...............        (2.40)           (1.39)          (0.42)
                                                 ---------         --------         -------
Basic and diluted net loss per common
  share......................................    $   (2.56)        $  (2.30)        $ (0.48)
                                                 =========         ========         =======

    We have excluded all convertible preferred stock, warrants to purchase common and preferred convertible stock, outstanding stock options and stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

    The securities excluded from the calculations of diluted net loss per common share are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Convertible preferred stock.................................    169,920          --          --
TARSAPS.....................................................  1,040,000          --          --
Stock options...............................................  2,500,209   3,344,040     665,273
Warrants to purchase stock..................................    800,000     685,625     272,727
                                                              ---------   ---------   ---------
Total.......................................................  4,510,129   4,029,665     938,000
                                                              =========   =========   =========

                               RSTAR CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by us in estimating our fair value disclosure for financial instruments:

    Cash and Cash Equivalents: The carrying amount recorded in the balance sheet for cash and cash equivalents approximates our fair value due to the short-term nature of such instruments.

    Notes Receivable from Stockholders: The fair value of the notes receivable from stockholders is not determinable due to the related party nature of the instrument.

EFFECT OF NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at our fair value. SFAS 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material effect on our financial position or results of operations.

2. DISCONTINUED OPERATIONS

    In February 2001, our board of directors approved a formal plan to discontinue and dispose of the School business. These operations, which comprise a significant portion of our assets and a majority of our revenues and expenses, are reflected in the accompanying financial statements as discontinued.

    We have directed our full efforts toward furthering the development of our Commercial business of building and managing large scale, satellite-based networks for commercial customers and communities of interest.

                               RSTAR CORPORATION

2. DISCONTINUED OPERATIONS (CONTINUED)
The loss from discontinued operations consists of the following (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2000         1999         1998
                                                          ----------   ----------   ----------
Revenue.................................................  $   3,128     $  1,179     $    --
Revenue from affiliates.................................     11,188        1,363          --
                                                          ---------     --------     -------
Total Revenue...........................................     14,316        2,542          --

Costs and expenses:
  Costs of revenues.....................................     29,750        7,653         135
  Sales and marketing...................................     10,552        7,401       1,197
  General and administrative............................     21,489        6,158       1,372
  Research and development..............................      6,318        2,583       1,140
  Amortization of goodwill..............................      2,387           --          --
  Amortization of deferred stock compensation...........      4,977        6,056       1,065
                                                          ---------     --------     -------
Total costs and expenses................................     75,473       29,851       4,909
                                                          ---------     --------     -------

Loss from discontinued operations.......................    (61,157)     (27,309)     (4,909)

Estimated loss on disposal..............................    (42,940)          --          --
                                                          ---------     --------     -------
Loss from discontinued operations.......................  $(104,097)    $(27,309)    $(4,909)
                                                          =========     ========     =======

    In 2000, stock-based compensation of $4,977 comprises $278 relating to sales and marketing, $4,380 relating to general and administrative, and $319 relating to research and development. In 1999, stock-based compensation of $6,056 comprises $1,187 relating to sales and marketing, $4,370 relating to general and administrative, and $499 relating to research and development. In 1998, stock-based compensation of $1,065 comprises $41 relating to sales and marketing, $988 relating to general and administrative, and $36 relating to research and development.

    The estimated loss on disposal is comprised of asset impairment charges, including goodwill related to acquisitions (see Note 8), of $34.2 million and estimated future net operating losses from January 1, 2001 to the expected disposal date (June 2001) of $7.3 million. Severance and other estimated expenses comprise the $1.4 million remainder. Of the asset impairment charge, $25.9 million relates to network and computer equipment currently in schools. This charge has been recorded to reduce the carrying value of that equipment to fair value less costs to sell based on an estimated value that could be obtained upon a sale of the equipment as a whole. While we have based our estimates on the best information available, the amounts we will ultimately realize on disposal of that equipment and incur on operating the discontinued segment until disposition could differ materially in the near term from the amounts assumed in arriving at the estimated loss on disposal.

                               RSTAR CORPORATION

2. DISCONTINUED OPERATIONS (CONTINUED)

    The balance sheet analysis for discontinued operations is as follows (in thousands):

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
Net assets of discontinued operations consist of the
  following:

CURRENT ASSETS
  Cash and cash equivalents.................................     $    97          $    --
  Accounts receivable.......................................         556            1,500
  Other receivables.........................................         311            3,478
  Prepaid expenses and other current assets.................         444              374
                                                                 -------          -------
  Total current assets......................................       1,408            5,352
Equipment, net..............................................      15,485           27,527
Other assets................................................         772            1,212
Goodwill....................................................       1,200               --
                                                                 -------          -------
Total assets................................................      18,865           34,091
Total current liabilities...................................        (623)             (--)
                                                                 -------          -------
Net assets of discontinued operations.......................     $18,242          $34,091
                                                                 =======          =======

3. EQUIPMENT

    Equipment attributable to our continuing operations consists of the following (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Computer and office equipment..............................  $ 5,294     $2,823
Furniture and fixtures.....................................    1,599        812
                                                             -------     ------
                                                               6,893      3,635
Less accumulated depreciation and amortization.............   (2,386)      (769)
                                                             -------     ------
                                                             $ 4,507     $2,866
                                                             =======     ======

    Equipment includes $1,940,000 and $1,717,000 of computer and office equipment recorded under capital lease obligations at December 31, 2000 and 1999, respectively. Accumulated depreciation for such equipment as of December 31, 2000 and 1999 was $813,000 and $252,000, respectively.

                               RSTAR CORPORATION

4. STOCKHOLDERS' EQUITY

Preferred Stock

    Preferred stock consisted of the following by Series:

                                                         DECEMBER 31, 1998
                                               -------------------------------------
                                                                   SHARES ISSUED AND
                                               AUTHORIZED SHARES      OUTSTANDING
                                               -----------------   -----------------
Series
---------------------------------------------
A convertible................................       9,097,671           9,097,671
B convertible................................         660,000             160,000
C redeemable convertible.....................         600,000             600,000
D convertible................................       2,500,000             300,000
                                                   ----------          ----------
                                                   12,857,671          10,157,671
                                                   ==========          ==========

    In October 1999, we completed our Initial Public Offering and all shares of preferred stock were converted into common stock. Subsequent to the Initial Public Offering, we authorized 5 million shares of an additional series of preferred stock. As of December 31, 2000, no shares were issued and outstanding. The holders of Series C preferred stock were accreted dividends in 1999. Additionally, redemption value privileges were accreted and charged to accumulated deficit in 1999. Holders of the series C, D, and E preferred stock received liquidation preferences in the form of common stock in connection with the Initial Public Offering, in the amount of 309,299, 456,902, and 35,758 shares respectively, in the aggregate amount of $8,421,000.

    Because of the proximity of the issues of the Series E preferred stock to the commencement of our Initial Public offering, we concluded that a beneficial conversion feature was present in the preferred stock on the date of issuance. For purposes of evaluating this beneficial conversion feature, we considered that the value implied in the public offering price ($11.00) represented the fair value of the common stock on the date the Series E was issued. In accordance with Emerging Issues Task Force Abstract No. 98-5, "Adjustable Conversion Ratios," we recorded a deemed dividend charge of $10,150,000 with a corresponding increase to Convertible Preferred Stock.

BRIDGE FINANCINGS

    In February 1999, we issued a $200,000 note payable with an interest rate of 10% per annum. The principal amount was converted into 40,000 shares of Series D preferred stock in March 1999.

    In May 1998, we issued a note payable with principal totaling $400,000 and an interest rate of 8.5% per annum with a warrant to purchase 500,000 shares of Series B convertible preferred stock at exercise prices ranging from $3.00 to $3.50 per share. The warrant expires in May 2003. The principal amount of the note was converted into 160,000 shares of Series B convertible preferred stock in August 1998.

    Between August 1997 and June 1998 we issued notes payable with aggregate principal totaling $900,000 and interest rates of 5.87% to 6.0% per annum. The principal amount of these notes was converted into 9,097,671 shares of Series A convertible preferred stock in August 1998.

                               RSTAR CORPORATION

4. STOCKHOLDERS' EQUITY (CONTINUED)
STOCK PLANS

    We have a 1998 Stock Plan ("Stock Plan") which provides for the granting of stock options or shares of common stock to employees, directors and consultants. Stock options are exercisable immediately upon issuance (subject to vesting agreements) and generally have a term of 10 years. Unvested options are canceled upon termination of employment. The vesting schedule and other option terms, subject to certain Stock Plan provisions, are determined by the Compensation Committee of the Board of Directors at the time of issuance. Stock options generally vest over a period of between three and four years. As of December 31, 2000, we reserved 8,900,000 shares of our common stock for issuance under the Stock Plan. The Stock Plan provides for an annual increase in the number of shares available for issuance on the first day of our fiscal year beginning in fiscal year 2000 equal to the lesser of (i) 2,000,000 shares,
(ii) 5% of the outstanding shares of our common stock on such date, or
(iii) such other amount as determined by the Board of Directors. As of December 31, 2000, there were 4,636,892 shares available for grant under the Stock Plan.

    In connection with a reduction in force the stock option vesting period for several terminated executives was extended, resulting in additional compensation expense in 2000 of $589,000.

    A summary of activity under our stock option plan is as follows:

                                                          OPTIONS OUTSTANDING
                                                      ---------------------------
                                                                     WEIGHTED-
                                                                      AVERAGE
                                                      NUMBER OF    EXERCISE PRICE
                                                        SHARES       PER SHARE
                                                      ----------   --------------
Outstanding at January 1, 1998......................   1,120,000        $0.02
  Options granted...................................   1,720,230         0.84
  Options exercised.................................  (1,000,000)        0.02
  Options canceled..................................     (91,000)        0.59
                                                      ----------
Outstanding at December 31, 1998....................   1,749,230         0.80
  Options granted...................................   3,042,566         6.51
  Options exercised.................................    (222,558)        0.34
  Options canceled..................................    (406,104)        1.07
                                                      ----------
Outstanding at December 31, 1999....................   4,163,134         5.39
  Options granted...................................   2,389,316         3.09
  Options exercised.................................    (425,541)        4.76
  Options canceled..................................  (3,626,700)        5.76
                                                      ----------
Outstanding at December 31, 2000....................   2,500,209        $7.79
                                                      ==========
Vested and exercisable at December 31, 1998.........     152,742        $0.42
Vested and exercisable at December 31, 1999.........     455,126        $1.60
Vested and exercisable at December 31, 2000.........     999,992        $4.02

                               RSTAR CORPORATION

4. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

                                                                          OPTIONS VESTED AND
                             OPTIONS OUTSTANDING                             EXERCISABLE
                          --------------------------    WEIGHTED-     --------------------------
                                        WEIGHTED-        AVERAGE                    WEIGHTED-
                                         AVERAGE        REMAINING                    AVERAGE
                          NUMBER OF   EXERCISE PRICE   CONTRACTUAL    NUMBER OF   EXERCISE PRICE
EXERCISE PRICES            SHARES       PER SHARE      LIFE (YEARS)    SHARES       PER SHARE
---------------           ---------   --------------   ------------   ---------   --------------
$ 0.02-$ 0.25               185,612       $ 0.20           7.73         131,105       $ 0.18
$ 1.00-$ 1.50               371,335         1.15           7.77         265,330         1.17
$ 2.00-$ 4.00             1,514,986         3.17           8.18         431,930         3.13
$ 5.00-$ 8.88               227,070         8.03           8.79         101,916         7.21
$10.00-$11.25               201,206        10.14           8.80          69,711        10.17
                          ---------                                   ---------
                          2,500,209       $ 7.79           8.25         999,992       $ 4.02
                          =========                                   =========

Pro Forma Disclosures of the Effect of Stock-Based Compensation

    Pro forma information regarding results of operations and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black Scholes method with the following weighted average assumptions:

                                                  2000        1999        1998
                                                ---------   ---------   ---------
Risk free rate................................        6.0%        5.5%        5.5%
Dividend yield................................          0%          0%          0%
Volatility....................................         97%         70%         70%
Expected option life..........................  3.5 years   3.5 years   3.5 years

    The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

    Had compensation cost for our stock-based compensation plans been determined using the fair value of each award at the grant dates, our net loss (in thousands, except per share data) and pro

                               RSTAR CORPORATION

4. STOCKHOLDERS' EQUITY (CONTINUED)
forma basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                     YEAR ENDED DECEMBER 31
                                                 -------------------------------
                                                   2000        1999       1998
                                                 ---------   --------   --------
Continuing operations
  Net loss--as reported........................      ($644)  ($17,783)    ($728)
  Net loss--pro forma..........................       (644)   (17,783)     (728)
  Net loss per share--as reported..............      (0.15)     (0.91)    (0.06)
  Net loss per share--pro forma................         --         --        --
Discontinued operations
  Net loss--as reported........................  ($104,724)  ($27,309)  ($4,909)
  Net loss--pro forma..........................   (106,200)   (27,920)   (5,046)
  Net loss per share--as reported..............      (2.42)     (1.39)    (0.42)
  Net loss per share--pro forma................      (2.45)     (1.42)    (0.43)

    The weighted-average fair value of options granted for the three years ended December 31, 2000, 1999 and 1998 was $2.98, $2.47and $0.16, respectively.

    The pro forma net loss is not necessarily indicative of the effect on pro forma net loss in future years, as future years will include the effects of additional years of stock option grants.

1999 EMPLOYEE STOCK PURCHASE PLAN

    Our 1999 Employee Stock Purchase Plan ("ESPP") was adopted by the board of directors in August 1999 and approved by the stockholders in October 1999. As of December 31, 2000, we reserved a total of 875,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase common stock at 85% of the lower of the fair market value of our common stock on the first day or the last day of the applicable six-month offering period at the date of purchase. In addition, the ESPP provides for automatic annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lowest of 1,000,000 shares of common stock, 2% of the outstanding shares of our common stock on the first day of the fiscal year, or such other amount as determined by the Board of Directors. As of December 31, 2000, there were approximately 797,000 shares available for grant under the ESPP.

DEFERRED COMPENSATION

    During the year ended December 31, 1998, we granted an officer the right to purchase 1,350,000 shares of common stock at a purchase price of approximately $0.125 per share which was below the deemed fair market value at the date of grant of $2.75 per share. As a result, we recorded deferred compensation of $3,375,000 during the year ended December 31, 1998 representing the difference between the price paid per share and the deemed fair value of our common stock. These amounts were being amortized by charges to discontinued operations over the vesting period of the stock of approximately four years resulting in amortization of approximately $1,422,000 and $730,000 for the years ended December 31, 1999 and 1998. In September 1999, the officer's employment was terminated and subsequently, he brought an employment action against the Company related to the aforementioned stock grant.

                               RSTAR CORPORATION

4. STOCKHOLDERS' EQUITY (CONTINUED)
    In October 2000, an arbitrator named us the prevailing party and awarded a settlement in which: (i) we were given the right to repurchase 625,000 shares at $0.12 per share and the former officer was entitled to retain 250,000 shares of the 875,000 shares received under the related Restricted Stock Purchase Agreement and (ii) we were given the right to repurchase 450,000 shares at $0.12 per share and the former officer was entitled to retain 25,000 shares of the 475,000 shares received under the Employee Bonus Stock Agreement for 1998. Pursuant to the settlement, we were entitled, but not obligated, to repurchase retained shares awarded to the former officer at a fixed price of $3.81 per share. In December 2000, we repurchased all the retained shares awarded to the former officer for an amount of approximately $1,048,000. We also repurchased the remaining 1,075,000 shares not awarded to the former officer, at a price of $0.12 per share amounting to $129,000.

    We recorded deferred stock compensation during the two years ended
December 31, 1999, representing the difference between the exercise price and the deemed fair value of our common stock on the grant date for certain of our stock options granted to other employees. In the absence of a public market for our common stock, the deemed fair value was based on the price per share of the preferred stock financings, less a discount to give effect to the superior rights of the preferred stock. These amounts are being amortized over the vesting periods of the individual stock options using a graded vesting method. Such amortization, including an additional charge related to modifications of stock options, amounted to approximately $5,239,000 $6,056,000, and $1,065,000 for the years ended December 31, 2000, 1999, and 1998, respectively. In addition, during the year ended December 31, 2000, the Company reversed $5,738,000 of deferred compensation due to cancellation of stock options.

    Assuming no terminations of option holders, amortization of the remaining balance in deferred stock compensation of $665,000 will be as follows: $515,000 and $150,000 for the fiscal years 2001, and 2002, respectively.

WARRANTS

    We had the following warrants outstanding at December 31, 2000 to purchase shares of stock:

NUMBER OF SHARES           STOCK TYPES       EXERCISE PRICE PER SHARE   EXPIRATION OF WARRANTS
----------------        ------------------   ------------------------   ----------------------
   250,000              Series B Preferred             $3.00                 May 2003
   250,000              Series B Preferred              3.50                 May 2003
   100,000              Series D Preferred              5.00                June 2004
   150,000                    Common                    5.00              December 2003
    50,000                    Common                    5.00              September 2004
       -------
   800,000
       =======

SHARES RESERVED FOR FUTURE ISSUANCE

    At December 31, 2000, we had reserved shares of capital stock for future issuance as follows:

                                                               COMMON
                                                                STOCK
                                                              ---------
Warrants to purchase stock..................................    800,000
Stock options outstanding...................................  2,500,209
Stock options and shares available for grant................  4,636,892

                               RSTAR CORPORATION

5. INCOME TAXES

    There has been no provision for U.S. Federal, U.S. State, or foreign income taxes for any period as we have incurred net operating losses in all periods in all jurisdictions.

    A reconciliation of income taxes at the statutory federal income tax rate to net income taxes from continuing operations included in the accompanying statements of operations is as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
U.S federal taxes/(benefit)
At statutory rate...........................................    (34.0%)     34.0%     (34.0%)
State, net of federal benefit...............................     (6.0)       6.2%      (7.6)
Valuation allowance.........................................     40.0         --       41.6
Other.......................................................       --       (0.2)        --
                                                               ------     ------     ------
Total.......................................................      0.0%      40.0%       0.0%
                                                               ======     ======     ======

    Significant components of our net deferred tax asset are as follows (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Net operating loss carry forwards........................  $ 33,077   $ 8,671
Accrued compensation.....................................       101       673
Other....................................................       136       632
Excess depreciation......................................     2,068        --
Discontinued operations..................................     3,752        --
Impairment...............................................    11,096        --
Bad debt allowance.......................................       561        --
State deferred taxes.....................................    (2,785)       --
                                                           --------   -------
Total net deferred tax asset.............................    48,006     9,976
Valuation allowance......................................   (48,006)   (9,976)
                                                           --------   -------
Net deferred tax asset...................................  $     --   $    --
                                                           ========   =======

                               RSTAR CORPORATION

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $38,030,000 and $8,124,000 during 2000 and 1999, respectively.

    At December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $83,941,000 which expire in the years 2013 through 2020. We also had net operating loss carryforward for state income tax purposes of approximately $51,326,000 expiring in the year 2006. Utilization of our net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

6. COMMITMENTS

    We lease our office facility and certain office equipment under non-cancelable lease agreements, which require us to pay a portion of operating costs, including property taxes, insurance and normal maintenance. Rent expense amounted to approximately $1,174,000, $244,000 and $206,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Capital lease obligations represent the present value of future rental payments under capital lease agreements for equipment in both the school business and the commercial business.

    Future minimum payments under capital and operating leases are as follows (in thousands):

                                                  CAPITAL LEASES   OPERATING LEASES
                                                  --------------   ----------------
Year ending December 31:
2001............................................     $ 27,602           $1,353
2002............................................       19,317              696
2003............................................        2,819                5
                                                     --------           ------
Total minimum lease payments....................       49,738           $2,054
                                                                        ======
Less amount representing interest...............       (5,506)
                                                     --------
Present value of minimum lease payments.........       44,232
Less current portion of capital lease
  obligations...................................      (23,687)
                                                     --------
                                                     $ 20,545
                                                     ========

    In 1999, we entered into credit lines with a number of lease finance companies for the purpose of acquiring computer and network equipment in schools. These lease arrangements bear interest from 10.5% to 18% and have terms ranging from 24 to 36 months. As of December 31, 2000, we had capital leases with nine lessors, representing a total present value obligation of approximately $44,200,000. No excess lease capacity exists on eight of the nine leases. However, our largest lease, with Spacenet, Inc., a subsidiary of Gilat Satellite Networks, Ltd. ("Gilat"), provided us with substantial excess lease capacity if used to deploy additional computer equipment to the schools. We have not and will not make use of that capacity because we have discontinued the School business. That agreement also specified a minimum number of school sites to which we would deploy equipment, failing which a penalty would be assessed. As of December 31, 2000, we had not deployed equipment to the minimum number of sites and, accordingly, accrued a penalty of $1,300,000. There is a discrepancy between Spacenet, a subsidiary of Gilat and the Company regarding the calculation of the amount owed and the timing of payments under the Spacenet lease. The Company, Spacenet, and Gilat are presently seeking

                               RSTAR CORPORATION

6. COMMITMENTS (CONTINUED)
to reconcile these differences. Management is hopeful that we will resolve this matter shortly. There can, however, be no assurances that a resolution of this matter will be reached in the near-term, if any.

    In addition, we issued a letter of credit to two companies as security against the leases. The leases are secured by the underlying computer equipment.

    As of December 31, 2000 and 1999, the total present value capital lease obligations of $36,021,000 and $11,661,000 were attributable to Spacenet, Inc., a related party.

    Interest expense on capital leases was $4,921,000, $960,000 and $49 for years ending December 31, 2000, 1999 and 1998, respectively. Of those amounts, $3,809,000, $867,000 and $0 was attributable to our leases with Spacenet, Inc.

7. RELATED PARTY TRANSACTIONS

  NOTES RECEIVABLE FROM STOCKHOLDERS

    In August 1999 a majority of our board of directors approved the issuance of an immediately exercisable option to purchase 300,000 shares of our common stock to one of our directors at an exercise price of $5.00 per share. The shares were and are subject to a right of repurchase in favor of us, which will expire at a rate of one third each anniversary date of the date of grant. In
September 1999, the officer exercised the right to purchase the shares. We recorded deferred stock compensation of approximately $1.8 million, which is being amortized by a charge to operations over the vesting period of the stock using a graded vesting method. We have also loaned the amount necessary to pay for the aggregate purchase price of the option, which has been secured by a full recourse promissory note. The note has a term of four years and bears an interest rate of 5.98%. The promissory note is due in September 2003.

    In September 1999, we hired a new chief executive officer. As part of the officer's employment agreement, we granted a right to purchase 1,000,000 shares of our common stock at an exercise price of $5.00 per share. The shares are subject to a right of repurchase in favor of us, which will expire at a rate of twenty-five percent on the first anniversary of the grant date and one forty-eighth of the shares at the end of each month thereafter. In
September 1999, the officer exercised his purchase right and we recorded deferred stock compensation of approximately $6.0 million, which is being amortized by a charge to operations over the vesting period of the stock using a graded vesting method. We loaned the amount necessary to pay for the aggregate purchase price of the restricted stock, secured by a full recourse promissory note. The promissory note, as amended in September 2000 to provide for the shares to serve as the sole collateral for the loan, has a payment term of four years and an interest rate of 5.98%. The promissory note is due in September 2003. No charge to earnings was recorded upon the change in collateral underlying the loan. In October 2000, we entered into a consulting agreement with the officer that provided for a two year consulting agreement at his then annual base compensation and agreed to provide an office and secretarial expenses. Additionally, we surrendered our right to repurchase his restricted shares and canceled his options to purchase our common stock.

    We recorded revenues totaling $11,188,000, $1,363,000, and $0 for sponsorship and advertising for the three years ended December 31, 2000, respectively, from affiliates with which we have strategic business alliances. For revenue recognition purposes a party is deemed an affiliate if it shares common board members, owns more than 5% of our stock or is a significant vendor to us. All such revenue from affiliates was attributable to discontinued operations.

                               RSTAR CORPORATION

7. RELATED PARTY TRANSACTIONS (CONTINUED)
    We purchase satellite and other services and lease a majority of the computer equipment deployed in schools from Spacenet, Inc., a wholly-owned subsidiary of Gilat Satellite Networks, Ltd. ("Gilat"). As of January 11, 2001, Gilat owned 51% of our outstanding shares.

8. BUSINESS COMBINATIONS

    We completed two acquisitions during the year ended December 31, 2000: eFundraising.com Corporation Inc. ("eFundraising.com") and
LearningGate.com, Inc. ("LearningGate.com"). Each acquisition was recorded using the purchase method of accounting under Accounting Principles Boards Opinion
No. 16 ("APB No. 16.") The aggregate purchase price of the acquired companies, excluding future contingent consideration, was $11,553,000, and was comprised of common stock, preferred stock in a subsidiary, Time Accelerated Restricted Stock Award Plan stock options ("TARSAPS") and cash. Results of operations for each acquired company have been included in our financial results from the closing date of each transaction.

    In accordance with APB No. 16, all identifiable assets were assigned a portion of the cost (purchase price) of the acquired companies on the basis of their respective fair values. The entire purchase consideration in both acquisitions was allocated primarily to goodwill on the accompanying consolidated balance sheets and is being amortized over their estimated useful lives, which is three years.

    On May 10, 2000, we completed our acquisition of eFundraising.com, a company that offers fundraising products and services to schools and other organizations. In connection with the acquisition, we issued a combination of cash and securities totaling approximately $7,945,000 to acquire all of the outstanding shares of eFundraising.com. Pursuant to the terms of the agreement, the purchase price may increase by the value of approximately 1,040,000 common shares if certain financial and other milestones are achieved. Based on a measurement date of April 2, 2000 the additional consideration, if fully earned, will total $$8,736,000. The eFundraising.com purchase price consideration recorded at closing was $7,945,000 consisting of $1,850,000 cash, $5,500,000 Class A preferred shares (500,000 shares at $11.00 per share), $198,240 Class C preferred shares consisting of 56,640 shares at $3.50 per share, $198,240
Class D preferred shares consisting of 56,640 shares at $3.50 per share, and $198,240 Class E preferred shares consisting of 56,640 shares at $3.50 per share. All of the preferred shares issued pursuant to this acquisition were issued by a subsidiary of the Company. The $11.00 value per Class A preferred share was determined from the redemption price. The holders of the Class A preferred shares have the right at any time to convert such shares into rStar common stock on a one-for-one basis or, at any time after the third anniversary of the closing date, to require us to redeem the Series A shares at a price of $11.00 per share. We may from time to time after the third anniversary of the closing date redeem all or any of the Class A preferred shares at a redemption price of $11.00 per share. During the fourth quarter of 2000, Gilat tendered for a majority of our outstanding shares. This event triggered a "change in control" provision in the Class A preferred shares that allowed the holders of the security to demand a redemption at face value of their shares. In December of 2000, we repurchased for $5,500,000 all Class A preferred shares.

    The $3.50 value per share for the Class C, Class D, and Class E was based on the closing market price of rStar common stock on May 10, 2000. The 169,920 preferred shares consisting of 56,640 shares of Class C, 56,640 shares of Class D, and 56,640 of Class E, are convertible into rStar common shares. These shares are not redeemable.

                               RSTAR CORPORATION

8. BUSINESS COMBINATIONS (CONTINUED)
    The LearningGate.com purchase price consideration on June 23, 2000 was approximately $3,608,000 consisting of $858,000 cash, and $2,750,000 rStar's common shares consisting of 999,958 shares at $2.75 per share. The $2.75 value per share was the closing market price on June 23, 2000. Additional cash consideration amounting to $329,000 represented loans for pre-closing direct operating expenses of $267,000 and legal expenses of $62,000. Total cash consideration, therefore, amounted to $1,187,000.

    The acquired businesses are both components of our School business and, as such, are part of discontinued operations. In connection with our exit from the School business, we recorded an asset impairment charge of $8,000,000 to reduce the carrying value of goodwill to the estimated net realizable value upon sale. Of that amount, $5,000,000 was attributable to eFundraising.com, and the balance to LearningGate.com. Goodwill in connection with LearningGate.com was considered by management to be unrecoverable, as our principal products were software tools to be used in the School business which we are exiting. The impairment to goodwill associated with eFundraising.com was based on management's estimate of the proceeds to be received upon an expected sale of the business. The pro forma results of operations for the year ended December 31, 2000, and 1999 would not be materially different from amounts reported in the Consolidated Statements of Operations.

9. SUBSEQUENT EVENTS

    On October 3, 2000, Gilat and the Company announced an agreement under which Gilat would make a tender offer to acquire for cash 51% of our outstanding voting common shares at $2.32 per share. Effective January 11, 2001, Gilat acquired control pursuant to that tender offer. Pursuant to the tender offer agreement, when an inadequate number of shares were tendered by shareholders unaffiliated with us, certain major shareholders, including our founder and Chief Executive Officer, tendered a portion of their shares to allow Gilat to achieve the 51% threshold. Gilat is a leading provider of telecommunications solutions based on VSAT satellite network technology.

                               RSTAR CORPORATION

10. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

    Summarized quarterly supplemental consolidated financial information for 2000 and 1999 is as follows:

                                                                      QUARTER ENDED
                                             ----------------------------------------------------------------
                                                                                                TOTAL FOR THE
                                                                                                 YEAR ENDED
                                             MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31    DECEMBER 31
                                             --------   --------   ------------   -----------   -------------
2000
Revenue from continuing operations.........  $    --    $     --     $     --      $     --       $      --
Revenue from discontinued operations.......    5,410       7,256          767           883          14,316
                                             --------   --------     --------      --------       ---------
Total revenue..............................  $ 5,410    $  7,256     $    767      $    883       $  14,316

Costs and expenses continuing operations...  $   331    $    398     $  1,262      $  4,839       $   6,830
Costs and expenses discontinued
  operations...............................   16,204      21,317       19,927        18,025          75,473
                                             --------   --------     --------      --------       ---------
Total costs and expenses...................  $16,535    $ 21,715     $ 21,189      $ 22,823       $  82,303

Income (loss) from continuing operations...  $    92    $   (305)    $ (1,422)     $ (5,223)      $  (6,858)
Income (loss) from discontinued
  operations...............................  (10,794)    (14,061)     (19,160)      (60,082)       (104,097)
                                             --------   --------     --------      --------       ---------
Total income (loss)........................  $(10,702)  $(14,366)    $(20,582)     $(65,305)      $(110,955)
                                             ========   ========     ========      ========       =========

Net loss per share, basic and diluted
  continuing operations....................  $ (0.00)   $  (0.01)    $  (0.03)     $  (0.12)      $   (0.16)
Net loss per share, basic and diluted,
  discontinued operations..................  $ (0.25)   $  (0.33)    $  (0.44)     $  (1.35)      $   (2.40)
Net loss per share, basic and diluted......  $ (0.25)   $  (0.34)    $  (0.47)     $  (1.47)      $   (2.56)
Number of shares used in calculation.......   42,236      42,464       43,765        44,315          43,348

1999
Revenue from continuing operations.........  $    --    $     --     $     --      $     --       $      --
Revenue from discontinued operations.......        6         141          297         2,098           2,542
                                             --------   --------     --------      --------       ---------
Total revenue..............................  $     6    $    141     $    297      $  2,098       $   2,542

Costs and expenses continuing operations...  $    78    $    100     $    213      $    282       $     673
Costs and expenses discontinued
  operations...............................    3,212       5,853        7,160        13,626          29,851
                                             --------   --------     --------      --------       ---------
Total costs and expenses...................  $ 3,290    $  5,953     $  7,373      $ 13,908       $  30,524

Income (loss) from continuing operations...  $   (81)   $    (68)    $   (184)     $   (268)      $    (303)
Income (loss) from discontinued
  operations...............................   (3,206)     (8,903)     (20,554)      (12,732)        (45,395)
                                             --------   --------     --------      --------       ---------
Total income (loss)........................  $(3,287)   $ (8,971)    $(20,370)     $(12,464)      $ (45,092)
                                             ========   ========     ========      ========       =========

Net loss per share, basic and diluted
  continuing operations....................  $  0.01    $  (0.01)    $   0.73      $   0.21       $    0.91

Net loss per share, basic and diluted,
  discontinued operations..................  $ (0.24)   $  (0.66)    $  (0.76)     $  (0.18)      $   (1.39)
Total net loss per share, basic and
  diluted..................................  $ (0.25)   $  (0.67)    $  (1.49)     $  (0.34)      $   (2.30)

Number of shares used in calculation.......   13,234      13,352       13,630        36,076          19,607

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on this 17th day of April 2001.

                                                       RSTAR CORPORATION

                                                       By:             /s/ LANCE MORTENSEN
                                                            -----------------------------------------
                                                                         Lance Mortensen
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint Robert Edwards and David S. Wallace, as such person's attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on April 17, 2001 on behalf of the Registrant and in the capacities indicated:

                    SIGNATURES                                     TITLE                      DATE
                    ----------                                     -----                      ----
                                                     President, Chief Executive Officer
                /s/ LANCE MORTENSEN                    (principal executive officer)
     ----------------------------------------          and Chairman of the Board of      April 17, 2001
                  Lance Mortensen                      Directors

                /s/ ROBERT EDWARDS                   Chief Financial Officer (principal
     ----------------------------------------          financial and accounting          April 17, 2001
                  Robert Edwards                       officer)

              /s/ CHARLES C. APPLEBY
     ----------------------------------------        Director                            April 17, 2001
                Charles C. Appleby

                /s/ MICHAEL ARNOUSE
     ----------------------------------------        Director                            April 17, 2001
                  Michael Arnouse

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                               EXHIBIT DESCRIPTION
---------------------                       -------------------
         2.1            Tender Offer Agreement dated October 3, 2000 by and among
                        Gilat Satellite Networks Ltd, ZapMe! Corporation and Certain
                        Stockholders. (1)

         3.1            Third Amended and Restated Certificate of Incorporation
                        (effective March 19, 2001).

         3.2            Bylaws (Amended and Restated as of January 4, 2001).

         4.1            Specimen Stock Certificate of Registrant.

        10.1            Fourth Amended and Restated Investors' Rights Agreement. (2)

        10.2            rStar Corporation f.k.a. Satellite Online Solutions
                        Corporation, 1997 Employee Stock Option Plan and form of
                        Agreement. (3)

        10.3            ZapMe! Corporation 1998 Stock Plan, as amended and restated
                        July 28, 2000. (4)

        10.4 ZapMe! Corporation 1999 Employee Stock Purchase Plan and form of Agreement. (3)

        10.5            Warrant Agreement between ZapMe! Corporation and Sylvan
                        Learning Systems dated as of March 3, 1999. (3)

        10.6            Office Lease between ZapMe! Corporation and Alexander
                        Properties Company, dated August 6, 1997, and Addendums
                        dated August 7, 1998, September 15, 1998, October 14, 1998,
                        October 22, 1998 and April 16, 1999. (3)

        10.7            Office Sublease agreement by and between GMAC Home Services and ZapMe! Corporation dated April 25, 2000. (4)

        10.8 Form of Indemnification Agreement entered into between the Registrant and its directors and officers. (3)

        10.9            Letter Services Agreement between ZapMe! Corporation and
                        Spacenet, Inc., dated February 10, 1999, Service Agreement dated June 11, 1999 and Amendment No. 1 to Services
                        Agreement dated July 19, 1999. (3)

       +10.10           Letter of Understanding between ZapMe! Corporation and
                        Microsoft Corporation, dated November 13, 1998. (3)

        10.11           Restricted Stock Purchase Agreement dated September 13, 1999 by and between ZapMe! Corporation and Rick Inatome, amended as of June 21, 2000. (4)

        10.12           Restricted Stock Purchase Agreement dated September 13, 1999 by and between ZapMe! Corporation and Lance Mortensen. (5)

        10.13           Amended and Restated Services Agreement by and between
                        ZapMe! Corporation and Spacenet, Inc. dated September 30,
                        1999. (3)

        10.14           Office Sublease by and between ZapMe! Corporation and
                        Silicon Graphics, Inc. dated November 8, 1999. (6)

        10.15           Consulting Agreement by and between Rick Inatome and ZapMe!
                        Corporation dated October 6, 2000. (1)

        10.16           Employment Agreement by and between Lance Mortensen and
                        ZapMe! Corporation dated October 8, 2000.

        10.17           Settlement and Mutual Release Agreement by and between Bruce
                        Bower and ZapMe! Corporation dated October 10, 2000.

       EXHIBIT
       NUMBER                               EXHIBIT DESCRIPTION
---------------------                       -------------------
        10.18           Settlement and Mutual Release Agreement by and between
                        Donald Kingsborough and ZapMe! Corporation dated October 5,
                        2000.

        10.19           Settlement and Mutual Release Agreement by and between Dave
                        Lundberg and ZapMe! Corporation dated October 10, 2000.

        10.22           Settlement Agreement and Mutual Release by and between
                        ZapMe! Corporation and Robert Stoffregen dated February 4,
                        2000. (7)

        10.23           Employment Offer Letter by and between Robert Edwards and
                        ZapMe! Corporation dated March 14, 2000. (7)

        21.1            Subsidiaries of the Registrant.

        23.1            Consent of Grant Thornton LLP, Independent Certified
                        Accountants.

        23.2            Consent of Ernst & Young LLP, Independent Auditors.

        24.1 Power of Attorney (which is included as part of the signature page of this 10-K).

------------------------

+ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to Registrant's Schedule TO-T, filed October 17, 2000.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1/A filed October 19, 1999.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed August 5, 1999.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 21, 2000.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on December 3, 1999.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 31, 2000.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.