Form 10-Q
period 2001-03-31
RSTAR CORP
filed 2001-05-21
CIK 1084561

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                To

Commission File Number 0-27029

RSTAR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	91-1836242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Executive Parkway #150
San Ramon, California 94583
(Address of principal executive offices)

Registrant's telephone number, including area code: (925) 543-0300

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes /x/  No / /

    The number of shares of the issuer's Common Stock outstanding as of April 27, 2001 was 44,351,512.

RSTAR CORPORATION
Condensed Consolidated Balance Sheets

(In Thousands, except share
and per share amounts)

	March 31, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,732	$48,406
Receivables	316	123
Prepaid expenses and other current assets	616	452

Total current assets	39,664	48,981
Equipment, net	3,866	4,507
Restricted cash	585	577
Other assets	2,259	2,288
Net assets of discontinued operations	10,554	17,470

Total assets	$56,928	$73,823

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,784	$1,790
Accrued and other liabilities	5,514	12,367
Accrued liabilities—related party	8,979	1,208
Accrued compensation and related expenses	752	2,056
Current portion of capital lease obligations	4,780	4,853
Current portion of capital lease obligations—related party	18,834	18,834

Total current liabilities	40,643	41,108
Capital lease obligations, less current portion	1,840	3,358
Capital lease obligations—related party, less current portion	17,187	17,187

Total liabilities	59,670	61,653
Minority interest in subsidiary	595	595
Stockholders' equity (deficit):
Convertible preferred stock, $0.01 par value
Authorized shares—5,000,000, none issued and outstanding at March 31, 2001 and December 31, 2000	—	—
Common stock, $0.01 par value
Authorized shares—200,000,000
Issued and outstanding shares 43,976,863 at March 31, 2001 and 43,957,709 at December 31, 2000	440	440
Additional Paid-in-Capital	180,780	180,778
Deferred stock compensation	(501)	(665)
Notes receivable from stockholders	(6,500)	(6,500)
Accumulated deficit	(177,556)	(162,478)

Total stockholders' equity (deficit)	(3,337)	11,575

Total liabilities and stockholders' equity (deficit)	$56,928	$73,823

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION
Condensed Consolidated Statements of Operations

(In Thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Revenue from non-affiliates	$—	$—
Revenue from affiliates	$—	$—

Total Revenue	$—	$—
Costs and expenses:
Cost of revenues	81	—
Sales and marketing, excluding stock-based compensation of $16 and $0 for the three months ended March 31, 2001 and March 31, 2000	717	—
General and administrative, excluding stock-based compensation of $145 and $0 for the three months ended March 31, 2001 and March 31, 2000	233	331
Research and development, excluding stock-based compensation of $3 and $0 for the three months ended March 31, 2001 and March 31, 2000	895	—
Amortization of deferred stock compensation	164	—

Total costs and expenses	2,090	331

Loss from continuing operations	(2,090)	(331)
Other income (expense)	70	—
Interest income	592	1,625
Interest (expense)	(1,300)	(1,202)

Net (loss) income from continuing operations	$(2,728)	$92
(Loss) from discontinued operations	(12,350)	(10,794)

Net loss applicable to common stockholders	$(15,078)	$(10,702)

Basic and diluted loss per common share
Net (Loss) income from continuing operations	$(0.06)	$0.00
(Loss) from discontinued operations	(0.28)	(0.24)

Net loss per share	$(0.34)	$(0.24)

Shares used in calculation of net loss per common share:
Basic and diluted	43,764	44,320

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash Flows from Operating Activities:
Net (loss) income from continuing operations	$(2,728)	$92
Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities:
Amortization of deferred stock compensation	164	—
Depreciation	508	331
Changes in operating assets and liabilities:
Receivables	(193)	—
Prepaid expenses and other current assets	(164)	144
Other assets	29	(2,193)
Accounts payable	(6)	(138)
Accrued and other liabilities	918	(1,890)
Accrued compensation and related expenses	(1,304)	(388)

Net cash used in operating activities from continuing operations	(2,776)	(4,042)
Net cash used in operating activities from discontinued operations	(5,434)	(6,284)

Net cash flows provided by (used in) operating activities	(8,210)	(10,326)

Cash Flows from Investing Activities:
(Purchase) disposal of equipment	133	(1,708)
Restricted cash	(8)	(6)

Net cash provided by (used in) investing activities from continuing operations	125	(1,714)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net	2	147
Payments on lease obligations	(1,591)	(2,546)

Net cash provided by (used in) financing activities	(1,589)	(2,399)
(Decrease) in cash and cash equivalents	(9,674)	(14,439)
Cash and cash equivalents at beginning of period	48,406	112,714

Cash and cash equivalents at end of period	$38,732	$98,275

Supplemental Disclosures:
Capital lease obligations incurred	$—	$10,168
Cash paid for interest	$281	$1,194
Reduction from impairment of school assets	$6,500	$—

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2001

1. Basis Of Presentation

    The accompanying unaudited consolidated financial statements are prepared on the basis of our advertiser-supported educational network business and fundraising business (the "School Business") being presented as a discontinued operation and include all our accounts and those of our wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In February 2001, our board of directors approved a formal plan to sell our School Business. For comparative purposes, the consolidated statements of operations and related (loss) income per share information, for all periods presented, have been restated to reflect the results of operations for the discontinued business in "Loss from discontinued operations." The consolidated balance sheets at March 31, 2001 and December 31, 2000 reflect assets and liabilities related to the School Business as "Net assets of discontinued operations". The Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000 reflects separately cash flows from discontinued operations. The unaudited consolidated financial information as of March 31, 2001 and March 31, 2000 includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2000 and related notes.

    Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

2. Net (loss) income per share

    Basic (loss) income per share has been computed using net (loss) income, divided by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes potentially dilutive securities.

    Diluted net (loss) income per share reflects potential dilution from outstanding potentially dilutive securities using the treasury stock method.

    The calculation of basic and diluted net (loss) income per share is as follows (in thousands, except for per share amounts):

	Three months ended March 31,
	2001	2000
Net (loss) income from continuing operations	$(2,728)	$92

(Loss) income applicable to common stockholders-continuing operations	$(2,728)	$92
(Loss) from discontinued operations	(12,350)	(10,794)

Loss applicable to common stockholders	$(15,078)	$(10,702)

Weighted-average shares of common stock outstanding	43,964	43,891
Less: weighted-average shares subject to repurchase	(200)	(1,655)

Weighted-average shares of common stock outstanding used in computing basic net loss per common share	43,764	42,236
Effect of dilutive securities	—	2,084

Weighted-average shares of common stock outstanding-diluted	43,764	44,320

Basic and diluted net (loss) income per common share from continuing operations	$(0.06)	$0.00
Basic and diluted net (loss) per common share from discontinued operations	(0.28)	(0.24)

Basic and diluted net loss per common share	$(0.34)	$(0.24)

    For the period ended March 31, 2001, we have excluded all convertible preferred stock, warrants to purchase common and preferred convertible stock, outstanding stock options and stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive.

    For the period ended March 31, 2000, 1,568,000 potentially dilutive securities have been excluded from the calculation of diluted net income per common share because the effect of such securities are antidilutive.

3. Warrants

    We had the following warrants outstanding at March 31, 2001 to purchase shares of stock:

Number of Shares	Stock Types	Exercise Price Per Share	Expiration of Warrants
250,000	Series B Preferred	$3.00	May 2003
250,000	Series B Preferred	3.50	May 2003
100,000	Series D Preferred	5.00	June 2004
150,000	Common	5.00	December 2003
50,000	Common	5.00	September 2004

800,000

4. Commitments And Contingencies

    In 1999, we entered into credit lines with a number of lease finance companies for the purpose of acquiring computer and network equipment in schools. These lease arrangements bear interest from 10.5% to 18% and have terms ranging from 24 to 36 months. As of March 31, 2001, we had capital leases with nine lessors, representing a total present value obligation of approximately $42,600,000. No excess lease capacity exists on eight of the nine leases. However, our largest lease, with Spacenet, Inc. ("Spacenet"), a subsidiary of Gilat Satellite Networks, Ltd. ("Gilat") (See note 5 Related Party), provided us with substantial excess lease capacity if used to deploy additional computer equipment to the schools. We have not and will not make use of that capacity because we have discontinued the School Business.

    As of December 31, 2000, the total present value of capital lease obligations and other accrued liabilities attributable to Spacenet, was approximately $37,000,000. As of December 31, 2000, there was a discrepancy between Spacenet and the Company regarding the calculation of the amount owed and the timing of payments of the lease obligation and other accrued liabilities. Upon further review and analysis conducted by the Company and Spacenet, the Company and Spacenet resolved the discrepancy regarding the calculation of the amount owed and the timing of the payments and, as a result, the Company recorded an additional charge of $5,850,000 in loss from discontinued operations during the quarter ended March 31, 2001. As of March 31, 2001, the total present value of capital lease obligations and other accrued liabilities attributable to Spacenet was approximately $45,000,000. On April 23, 2001, the Company, Spacenet, and Gilat entered into an agreement pursuant to which the Company will issue approximately 19.3 million shares of its common stock to Spacenet (or its affiliate-assignee) in full satisfaction of the Company's outstanding obligations to Spacenet.

    In addition, we issued a letter of credit to two companies as security against the leases. The leases are secured by the underlying computer equipment.

    Interest expense on capital leases was $1,300,000 and $1,202,000 for the three months ending March 31, 2001 and 2000, respectively. Of those amounts, $904,000 and $595,000, respectively, was attributable to our leases with Spacenet.

5. Related Party Transactions

    We purchase satellite and other services and lease a majority of the computer equipment deployed in schools from Spacenet. As of March 31, 2001, Gilat owned 51% of our outstanding common stock.

6. Subsequent Events

    On April 23, 2001, the Company, Spacenet, and Gilat entered into an agreement pursuant to which the Company will issue approximately 19.3 million shares of its common stock to Spacenet (or its affiliate-assignee) in full satisfaction of the Company's outstanding obligations to Spacenet.

    Also on April 23, 2001, Gilat and the Company announced a series of transactions which will result in the acquisition by the Company of Gilat's Starband Latin America business. In consideration for such acquisition, the Company will issue to Gilat approximately 43.1 million shares of the Company's common stock. Additionally, the Company announced a tender offer to acquire, in exchange for up to $4 million in cash and up to 312,500 ordinary shares of Gilat, up to 20% of the Company's common stock held by each stockholder of the Company other than Gilat and its affiliates (the "Tender Offer"). At the conclusion of this series of transactions Gilat and its affiliates will own approximately 80-84% of the Company's common stock. Currently, Gilat and its affiliates own approximately 51% of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

    Certain matters discussed in this document may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things: (i) our expectation to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers; (ii) our anticipation that upon maturation of our continuing operations, cost of services will consist primarily of depreciation on network equipment, including computers placed at user sites, and to a lesser degree, the cost of administering our satellite communications network; (iii) our belief that our available cash resources and amounts available under financing facilities will be sufficient to meet our expected working capital and capital requirements (including the Tender Offer) for the next 12 months based on our current business plan; (iv) our expectation to dispose of our School Business through a sale of its assets and operations, (v) our expectations with respect to the Starband Latin American, business and (vi) our belief that continued investment in research and development will contribute to attaining our strategic objectives, including the development of new business markets and, as a result, we expect research and development expenses to increase in future periods. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For a discussion of the factors that might cause such a difference, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Our Business, Operating Results and Financial Condition." We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

    We develop, implement and manage industry-specific private networks for businesses to communicate with their vendors and customers via bi-directional, satellite-delivered Internet connections. Our core services and products include remote high-speed Internet access, data delivery, high-quality video, and networking services which can allow businesses to provide e-business services, such as merchant payment, in-store audio and video, employee benefits administration, employee training, and related services to their vendors and customers. We began developing a new managed browser technology as an important component of our network management services during 1999. Although the new browser was intended to replace the browser then installed in the schools in connection with our School Business, it was never deployed in that environment. Due to changes in our school network business, which led to its discontinuation, we decided to focus our efforts toward our continued development to become a provider of satellite-based services to vertical markets and operate in one segment. Accordingly, we are seeking to utilize the managed browser technology that was in development for the now discontinued school network business in our commercial business, including the SLA business described below. Our solution utilizes "always on" satellite technology which delivers technology tools and applications to small and medium-sized business entities. We customize our managed browser technology ("rVista™") for each network to allow Internet access, in an industry-specific managed desktop environment, for conducting business transactions or viewing web-based content and training, and providing e-business services. We expect to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers.

    In October 2000, we announced that we were shifting all of our business focus and resources to pursue our current business, which business we initiated in July 2000. Prior to that announcement, our principal focus was on building an advertiser-supported network serving the education market.

Operations of the school business commenced in September 1997 and we began offering sponsorships through our proprietary network in December 1998. Over the next two years, we built one of the largest broadband networks dedicated to education in the United States. This network was designed primarily for students aged 13 - 19 to provide a rich-media computer experience that was free to schools and easy to use. We provided each school participating in the network from 5 to 15 multimedia personal computers with monitors, a satellite-ready server, a laser printer and satellite-based broadband access to the Internet. In addition, we offered a proprietary, easy-to-use browser interface providing access to the Internet, over 13,000 pre-selected and indexed third-party educational web sites, educational tools, and other aggregated content and services.

    Since commencement of operations of the school business, our advertising-based revenue model for the educational market was targeted by federal and state legislative initiatives supported by persons seeking to minimize advertising in schools. In October 2000, as a result of these initiatives, the negative publicity generated by persons opposed to advertising and gathering demographic information in schools, increasing expenses associated with the maintenance and servicing of our school network, and our uncertainty regarding future sponsorship revenues, we decided that we would no longer deliver paid commercial messages directed at students, would end the advertised-supported business model and would discontinue the installation of free computer labs in schools. The School Business operations, including the operations of our eFundraising subsidiary, which comprised all of our revenues and a significant portion of our assets and expenses, are reflected in the accompanying financial statements as discontinued. We expect to dispose of our education network through a sale of the assets and operations. Unless otherwise noted, all references to customers and clients relate to our current business operations and not the discontinued education business.

    In connection with our change in business focus, we have undergone two significant reductions-in-force, one in October of 2000 and another in March of 2001. These actions, combined with attrition, have reduced our US headcount approximately 60% from our peak of 178 employees in September 2000 to 73 employees as of April 30, 2001. Total severance costs associated with these actions equaled approximately $1.06 million in 2000. Additionally in October 2000, in connection with our changed business strategy, our then chief executive officer, Rick Inatome, was made a consultant and our founder and Chairman of the Board, Lance Mortensen, was named chief executive officer.

    On April 23 2001, the Company, Gilat To Home Latin America (Holland) N.V. (the "Seller") and Gilat, the Company's largest shareholder, entered into an acquisition agreement (the "Acquisition Agreement") that will result in the acquisition and funding of Gilat's Starband Latin America business by rStar.

    Under the Acquisition Agreement, the Seller will form a direct wholly-owned subsidiary, Starband Latin America (Holland) B.V., ("SLA") for the purpose of leveraging Gilat's substantial experience in providing satellite-based services to corporate clients operating large-scale networks. Prior to the closing of the transactions contemplated in the Acquisition Agreement, Gilat, the Seller and their affiliates shall contribute to SLA the exclusive rights (i) to implement, operate and market broadband Internet access services and voice services to consumers and small office and home office subscribers across Latin America (including, among countries, Brazil, Argentina, Mexico, Peru and Chile), (ii) to provide in Latin America a bundled product with direct-to-home television service using a satellite dish and (iii) to provide in Latin America such new technologies and products related to the foregoing as Gilat may in the future develop or make available to Gilat's joint venture, Starband Communications Inc., which shall be offered to the Company upon commercially reasonable terms, together with related assets, licenses, rights, management, employees experience and know-how. The Company has agreed to purchase all of the outstanding stock of SLA in exchange for 43,103,448 shares of rStar common stock.

  REVENUE.

    To date, we have generated no revenue from our continuing operations. Revenue from our School Business, which comprised 100% of our revenue, is not classified as such because that business has been classified as discontinued. Rather, it has been applied as a reduction in the loss from discontinued operations. Results from our discontinued operations are more fully described in the section labeled "Results of Operations."

    We expect to generate revenue from a number of sources—end users of our industry-specific networks first of which are Automotive, Agriculture and Restaurant and Food Services and vendors to that community of users, as well as end users of the SLA business. We believe that end users will pay a fee for broadband Internet access, industry-specific content and other bundled products and services while we believe vendors will pay for the right to occupy a priority position on a network in order to gain special access to those customers and to provide them an efficient means to distribute training, new product and other data, and vendors' other services and products. Revenues from these sources will be recognized as the services are rendered.

    In our discontinued operations we derived revenue from sponsorship of our education network. Sponsorship revenue consisted of fees charged for messages delivered over our network. Revenue related to sponsorship of content on our network was generally recognized over the time periods that the sponsorship was provided, unless such sponsorship was based on delivery of a minimum number of impressions, in which case revenue was recognized as the impressions were delivered. Advertising revenue was recognized in the period in which the advertising message was displayed on the network, provided that no material obligations remained and collection of the related account receivable was reasonably certain. Network services and other revenue consisted of revenue from the distribution of content and products which were delivered through our network, and from educational services delivered in our labs such as teacher training, tutoring and other educational programs offered on our education network.

  COST OF REVENUES.

    Cost of revenues for our current network business was $81,000 in the first quarter 2001. In the first quarter 2000 there were no costs of revenues from our continuing operations. All such costs were attributable to our discontinued School Business operations. We anticipate that upon maturation of our continuing operations, cost of services will consist primarily of depreciation on network equipment, including computers placed at user sites, and to a lesser degree, the cost of administering our satellite communications network. The costs associated with this form of telecommunication include (1) the cost of land-based equipment, or "earth segment," such as the satellite dishes, hubs, send/receive cards located inside the network servers and land-based phone service and (2) the cost of the link to and from the satellite, or "space segment." We expect to provide much of our earth segment to customers by purchasing or renting satellite dishes, hubs and send/receive cards for our network servers. We expect to purchase the space segment from Spacenet, a wholly-owned subsidiary of Gilat. Our cost of services will vary based on the number of locations we serve within our networks.

    Cost of revenues in our discontinued operations consisted primarily of depreciation of network equipment and computers placed in schools, allowances for the cost of equipment replacement not covered by manufacturers' warranties, and the cost of operating our satellite communications network. We provided much of our earth segment to schools by purchasing satellite dishes, hubs and send/receive cards for our network servers. We purchased space segment from GE Americom, a unit of General Electric Corporation, and from Spacenet, pursuant to fixed price agreements. Commencing July 1999, Spacenet began to install and lease computer equipment as well as provide the space segment under a long-term fixed-price per school contract.

  OPERATING EXPENSES.

    We believe our operating expenses from continuing operations will consist primarily of sales and marketing, research and development and general and administrative expenses. Research and development expenses will consist primarily of compensation and consulting expenses associated with the further development and refinement of our proprietary managed browser technology, our satellite network, content and quality assurance. To date, we have not capitalized any software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs in the School Business have been charged to research and development expense as incurred. To date, we have not achieved technological feasibility for development costs incurred related to our industry-specific private networks' business. Accordingly, such development costs have been charged to research and development expense in the accompanying statement of operations. We are seeking to utilize the managed browser technology initially put in development for its application to our School Business to further develop industry-specific private networks in a commercial environment under the rVista™ brand name. Sales and marketing expenses will consist primarily of salaries, commissions, travel expenses, advertising expenses, costs of promotional programs, trade show expenses, seminars and costs of marketing materials. General and administrative expenses will consist primarily of salaries and related costs for our personnel, support services, facilities costs and professional service fees.

    Our operating expenses in our discontinued operations consisted primarily of sales and marketing, research and development and general and administrative expenses.

  AMORTIZATION OF DEFERRED STOCK COMPENSATION.

    In the first quarter 2001 we recorded $164,000 of amortization of deferred compensation relating to our continuing operations. Amortization of deferred compensation relating to personnel operating the discontinued education business in the first quarter 2000 amounted to $2,028,000 and such expense was included in the loss from discontinued operations figures in that year.

    Deferred stock compensation will be amortized over the vesting period of the options, generally 3 to 4 years from the date of grant, or the performance period for various warrants we granted using a graded vesting method. All deferred compensation expense as of December 31, 2000 will be amortized over the next 24 months. We believe that future amortization expense will approximate $351,000 for the remaining nine months of 2001 and $150,000 for 2002.

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

  LOSS FROM DISCONTINUED OPERATIONS

    The loss from discontinued operations reflects the expenses, net of revenues, of the discontinued education business in 2000. The loss in 2001 reflects only the amount by which actual expenses exceeded expected expenses for which a reserve was established in December of 2000.

RESULTS OF OPERATIONS

    Our discontinued education operations are comprised of all the assets and liabilities expected to be assumed by a third party, revenues and expenses associated with our advertiser-supported network serving the education market and our eFundraising subsidiary that is in the business of selling fundraising tools to schools and other organizations.

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

Revenues

    In the first quarter 2001 and prior years, there were no significant revenues from our continuing operations. All revenues in 2000 and prior years were attributable to our discontinued education business operations.

Cost of Revenues

    In the first quarter 2001 we incurred $81,000 in costs of revenue from continuing operations. In the first quarter 2000 there were no costs of revenues from continuing operations. All such costs were attributable to our discontinued School Business operations.

Research and Development

    Research and development expenses for our continuing operations in the first quarter of 2001 were $895,000, representing costs of personnel and overhead associated with the development of our new commercial business, the majority of which related to furthering the development of our managed browser for use in that business. In prior years all research and development expenses were attributable to our discontinued School Business operations. We are seeking to utilize the managed browser technology initially put in development for its application to our school business to further develop industry-specific private networks in a commercial environment under the rVista™ brand name.

Sales and Marketing

    Sales and marketing expenses for continuing operations were $717,000 in the first quarter of 2001, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. In the first quarter of 2000 all sales and marketing expenses were attributable to our discontinued education business operations.

General and Administrative

    General and administrative expenses in the first quarter of 2001 were $233,000, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. In 2000, the only general and administrative expense attributable to our continuing business operations was depreciation on continuing corporate equipment and fixtures which amounted to $331,000.

Amortization of Deferred Stock Compensation

    Amortization of deferred compensation in the first quarter of 2001 was $164,000, relating to personnel associated with initiating our new industry-specific private network business. For the same period in 2000 no deferred compensation expense was recorded, as all such expense, amounting to $2,028,000, was attributable to personnel who were dedicated to operating the discontinued School Business.

    The decline in expense in 2001 was largely due to the expiration of the amortization periods of earlier grants and the departure of several executives who were beneficiaries. No grants that would generate deferred compensation were made during the first quarter of 2001.

Interest Income and Expense

    Interest income totaled $592,000 and $1,625,000 in the first quarter of 2001, and 2000, respectively. The decrease in income was due to diminishing cash balances available for investment, as significant proceeds from our initial public offering were used to expanded our school network.

    Interest expense totaled $1,300,000, and $1,202,000 in the first quarter of 2001 and 2000, respectively. The increase in expense was associated with a growing number of capital leases entered into to finance the expansion of our school network which has been discontinued.

Loss for discontinued operations

    The loss from discontinued operations totaled $12,350,000 and $10,794,000 in the first quarter of 2001 and 2000, respectively. The loss in 2001 was a result of a $5,850,000 charge recorded to cover principally the cost of excess space segment bandwidth consumed by the School Business and resolve an existing discrepancy between Spacenet and the Company and a $6,500,000 impairment charge to reflect a revised estimate of the net proceeds to be obtained from the sale of School Business assets. The $10,794,000 loss in the first quarter of 2000 reflected the costs, net of $5,400,000 of revenue, of deploying and operating the advertiser-supported school network.

Liquidity and Capital Resources

    On April 23, 2001, the Company, Spacenet, and Gilat entered into an agreement pursuant to which the Company will issue approximately 19.3 million shares of its common stock to Spacenet (or its affiliate-assignee) in full satisfaction of the Company's outstanding obligations to Spacenet of approximately $45,000,000.

    Also on April 23, 2001, Gilat and the Company announced a series of transactions which will result in the acquisition by the Company of Gilat's Starband Latin America business. In consideration for such acquisition, the Company will issue to Gilat approximately 43.1 million shares of the Company's common stock. Additionally, the Company announced a tender offer to acquire, in exchange for up to $4 million in cash and up to 312,500 ordinary shares of Gilat, up to 20 percent of the Company's common stock held by each shareholder of the Company other than Gilat and its affiliates.

    We believe that our available cash resources will be sufficient to meet our expected working capital and capital expenditure requirements (including the Tender Offer) for the next 12 months based on our current business plan. However, if by acquisition or other means, opportunities are presented to deploy our products and services more rapidly than currently planned, we may seek to raise additional funds. Additionally, we may require additional capital to develop new satellite-based private networks, respond to competitive pressures, acquire complementary technologies, or respond to unanticipated developments.

    We may seek to raise additional funds through private or public sales of securities, strategic financial and business relationships, bank debt, lease financing, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage of the Company owned by existing stockholders will be reduced, stockholders may experience additional dilution, and these equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Additional financing may not be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy or enhance our networks, take advantage of future opportunities, or respond to competitive pressures or unanticipated developments, which could severely harm our business.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    Investors should carefully consider the risks described below before making an investment decision. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our filings with the Securities and Exchange Commission or incorporated by reference in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and other notes.

We have an unproven business model and a limited operating history.

    Because we have discontinued our principal business—building an advertiser—supported network serving the education market—and we have not completed the development of our industry-specific private network business, we have a limited operating history on which investors can base an evaluation of our business and prospects. Our revenue and income potential are unproven and our business model is unique and evolving. We have limited insight into trends that may emerge and affect our business.

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

    We incurred net losses of approximately $177.6 million for the period of inception through March 31, 2001, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have not achieved profitability. We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on revenues from our sponsors and subscribers of the industry-specific private networks we intend to provide, and on the level of our expenses.

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

    Our quarterly and annual operating results have varied in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that might cause quarterly fluctuations in our operating results include the factors described in the accompanying subheadings. To respond to these and other factors, we may need to make business decisions that could impact our quarterly operating results. Most of our expenses are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels in connection with our current business. As a result, if total revenues for a particular quarter are below our expectations we may not be able to proportionately reduce our operating expenses for that quarter. This revenue shortfall might then have a disproportionate effect on our expected operating results for that quarter. Consequently, management believes that period-to-period comparisons of our operating results are not necessarily meaningful, and should not be viewed as indicators of our future performance in connection with our current business. In addition, during future periods our quarterly or annual operating results may fail to meet the expectations of securities analysts or investors. In this case the trading price of our common stock would likely decrease.

Gilat owns 51% of our outstanding common stock and may delay or impede certain proposed transactions by, or a change in control of, rStar.

    On January 11, 2001, Gilat successfully completed a tender offer for certain of our shares of common stock and became the holder of 51% of our then outstanding common stock. As a result, Gilat has significant influence over the outcome of matters submitted to our stockholders for action, including the election of members of our Board of Directors and the approval of any significant transactions. Gilat's ownership of more than a majority equity interest in rStar may make certain transactions proposed by our management more difficult to effect absent Gilat's support, and may have the effect of delaying or preventing any proposed change in control of the Company. In addition, on April 23, 2001, Gilat and the Company announced a series of transactions which will result in, among other things, Gilat and its affiliates owning approximately 80-84% of the Company's common stock.

We entered into an acquisition agreement which if consummated will increase Gilat's ownership to approximately 84% of our outstanding common stock.

    On April 23, 2001, the Company, Gilat To Home Latin America (Holland) N.V. and Gilat entered into an acquisition agreement that will result in the acquisition and funding of Gilat's StarBand Latin America business by the Company. Pursuant to the acquisition agreement, the Company will issue and deliver approximately 19.3 million shares to Spacenet (or its affiliate-assignee) to extinguish all obligations to Spacenet, will make a tender offer for up to 20% of the Company's outstanding common stock not then owned by Gilat or its affiliates, and will issue an additional approximately 43 million shares to Gilat for the Starband Latin America business. If this transaction is consummated and were Gilat to exercise its control in a manner detrimental to the minority stockholders, those stockholders would have limited means with which to seek redress.

We have limited experience in the Latin American market and our ability to be successful in that market is uncertain.

    We recently announced that, through our acquisition of the Starband Latin American Business from Gilat, we will be expanding our business operations into the broadband market in Latin America. We have limited meaningful historical financial and operational data upon which we can base projected revenues and planned operating expenses and upon which you may evaluate our prospects in Latin America. The Latin America broadband market is an untested market for us and the results of these operations are uncertain and unpredictable. As a company attempting to expand its business in the broadband market in Latin America, we face risks relating to our ability to implement our business plan, including our ability to continue to develop and upgrade our technology, our ability to maintain and develop customer and supplier relationships, obtain key technology and the necessary governmental and regulatory approvals and licenses. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face in an emerging market place.

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

    Orbiting satellites are subject to the risk of failing prematurely due to mechanical failure, collision with objects in space or an inability to maintain proper orbit. Any such loss of the use of a satellite could prevent us from delivering our services. This interruption in services would continue until either a substitute satellite is placed into orbit, or until our services are moved to a different satellite. Moving to an alternate satellite would require us to redirect all of the satellite dishes in our networks-a very time-consuming and expensive process. The loss of a satellite could also result in increased costs of using satellites.

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

    Our success depends to a significant degree upon the continued contributions of the principal members of our sales, engineering and management departments, many of whom perform important management functions and would be difficult to replace. The loss of the services of any key personnel could seriously harm our business.

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

    Despite our efforts to protect our intellectual property, we may be unsuccessful in doing so. We may be unable to obtain patents or register trademarks for a variety of reasons, including a mistaken belief that these items are eligible for intellectual property protection or that we are the entity entitled to this protection, if any. Our copyrights and trade secrets may similarly turn out to be ineligible for legal protection. In addition, parties may attempt to disclose, obtain or use our proprietary information despite, or in the absence of, a confidentiality agreement. Some foreign countries do not protect intellectual property rights to the same extent as the United States, and intellectual property law in the United States is still uncertain and evolving as applied to Internet- related industries. The status of domain names and the regulatory bodies in charge of them is also unsettled. Any inability to register or otherwise protect our intellectual property rights could seriously harm our business since it could enable competitors to copy important features on our network.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2001 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. As of March 31, 2001, we had not engaged in any significant foreign currency activity.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a)
  Modification of Constituent Instrument

    Not applicable.

  (b)
  Change in Rights

    Not applicable.

  (c)
  Issuance of Securities

    The Company did not have any sales of unregistered securities during the quarter.

  (d)
  Use of Proceeds

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Special Meeting of Stockholders held on March 19, 2001, the stockholders were asked to consider and vote upon a proposed amendment ("Name Change Amendment") to the Company's Second Amended and Restated Certificate of Incorporation to change the name of the Company from ZapMe! Corporation to rStar's Corporation. The Name Change Amendment was approved at the Special Meeting by the following votes:

Votes For	Votes Against	Abstentions	Unvoted
34,507,006	4,710	2,000	8,384,739

ITEM 5. OTHER INFORMATION

    On April 23, 2001 the Company announced a series of transactions which will result in the acquisition and funding of Gilat's StarBand Latin America business by the Company. The Company is approximately 51% owned by Gilat. Gilat's StarBand Latin America business currently operates satellite-based rural telephony networks in Chile, Peru, and Colombia as well as high-speed consumer Internet access pilot networks in Brazil and Argentina. StarBand Latin America expects to work on a wholesale basis with Latin American ISPs, PTTs and other service providers to offer high-speed Internet access via satellite. Its targeted customer is the small office/home office and select consumer market segments in Latin America.

    This transaction is expected to fund the initial business plan for the StarBand Latin America business, which intends to commence commercial operation of its Internet offering in the coming months. The proposed transactions, which have been approved unanimously by rStar's board and the board of Gilat, will be presented to the Company's shareholders for approval. Certain shareholders of the Company owning a majority of the Company's common stock, including Gilat, have agreed to vote in favor of the transactions, as further described in the Rule 425 statement filed with the Securities and Exchange Commission on April 25, 2001. Following the consummation of the transactions, both Gilat and the Company are expected to continue to trade as separate entities on The Nasdaq National Market. The transaction is expected to close by the end of the third quarter of this year.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

  (a)
  Exhibits

  The exhibits listed in the accompanying Index to Exhibits are filed as a part of this Form 10-Q.

  (b)
  Reports on Form 8-K

  None

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSTAR CORPORATION (Registrant)
By:	/s/ LANCE MORTENSEN Lance Mortensen President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ ROBERT EDWARDS Robert Edwards (Principal Financial Officer)

Date: May 21, 2001

Exhibit Index

Exhibit No.	Description
10.1	Restricted Stock Purchase Agreement dated September 13, 1999 by and between rStar Corporation and Lance Mortensen, amended as of April 20, 2001.
10.2	Consulting Agreement effective as of February 1, 2001 by and between rStar Corporation and Charles Appleby.

QuickLinks

RSTAR CORPORATION Condensed Consolidated Balance Sheets (In Thousands, except share and per share amounts)
RSTAR CORPORATION Condensed Consolidated Statements of Operations (In Thousands, except per share amounts) (unaudited)
RSTAR CORPORATION Condensed Consolidated Statements of Cash Flows (In Thousands) (Unaudited)
RSTAR CORPORATION Notes to Condensed Consolidated Financial Statements March 31, 2001
PART II. OTHER INFORMATION
Signatures