Form 10-Q
period 2001-06-30
RSTAR CORP
filed 2001-08-14
CIK 1084561

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes /x/ No / /

    The number of shares of the issuer's Common Stock outstanding as of July 11, 2001 was 63,792,044.

RSTAR CORPORATION

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,778	$48,406
Receivables	947	123
Prepaid expenses and other current assets	439	452
Total current assets	39,163	48,981
Equipment, net	3,248	4,507
Restricted cash	682	577
Other assets	3,055	2,288
Net assets of discontinued operations	4,051	17,470
Total assets	$50,199	$73,823

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,445	$1,790
Accrued and other liabilities	2,040	12,367
Accrued liabilities — related party	—	1,208
Accrued compensation and related expenses	984	2,056
Deferred Revenue	175	—
Current portion of capital lease obligations	4,492	4,853
Current portion of capital lease obligations — related party	—	18,834
Total current liabilities	10,136	41,108
Capital lease obligations, less current portion	996	3,358
Capital lease obligations — related party, less current portion	—	17,187
Total liabilities	11,132	61,653
Minority interest in subsidiary	—	595
Stockholders' equity:
Convertible preferred stock, $0.01 par value
Authorized shares — 5,000,000, none issued and outstanding at June 30, 2001 and December 31, 2000	—	—
Common stock, $0.01 par value
Authorized shares — 200,000,000
Issued and outstanding shares 63,778,710 at June 30, 2001 and 43,957,709 at December 31, 2000	638	440
Additional Paid-in-Capital	225,865	180,778
Deferred stock compensation	(351)	(665)
Notes receivable from stockholders	(6,500)	(6,500)
Accumulated deficit	(180,585)	(162,478)
Total stockholders' equity	39,067	11,575
Total liabilities and stockholders' equity	$50,199	$73,823

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Operations

(In Thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2001	2000
Revenue from non-affiliates	$—	$—
Revenue from affiliates	$—	$—
Total Revenue	$—	$—
Costs and expenses:
Cost of revenues	5	—
Sales and marketing, excluding stock-based compensation of $13 and $0 for the three months ended June 30, 2001 and June 30, 2000	728	—
General and administrative, excluding stock-based compensation of $134 and $0 for the three months ended June 30, 2001 and June 30, 2000	2,419	398
Research and development, excluding stock-based compensation of $2 and $0 for the three months ended June 30, 2001 and June 30, 2000	629	—
Amortization of deferred stock compensation	149	—
Total costs and expenses	3,930	398
Loss from continuing operations	(3,930)	(398)
Other income (expense)	5	66
Interest income	454	1,371
Interest expense	(345)	(1,344)
Net loss from continuing operations	$(3,816)	$(305)
Income (loss) from discontinued operations	789	(14,061)
Dividend on Series A preferred stock	—	(78)
Net loss applicable to common stockholders	$(3,027)	$(14,444)

Basic and diluted loss per common share
Net loss from continuing operations	$(0.07)	$(0.01)
Income (loss) from discontinued operations	0.01	(0.33)
Net loss per share	$(0.06)	$(0.34)

Shares used in calculation of net loss per common share:
Basic and diluted	52,617	42,464

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Operations

(In Thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,
	2001	2000
Revenue from non-affiliates	$—	$—
Revenue from affiliates	$—	$—
Total Revenue	$—	$—
Costs and expenses:
Cost of revenues	86	—
Sales and marketing, excluding stock-based compensation of $29 and $0 for the six months ended June 30, 2001 and June 30, 2000	1,445	—
General and administrative, excluding stock-based compensation of $279 and $0 for the six months ended June 30, 2001 and June 30, 2000	2,652	729
Research and development, excluding stock-based compensation of $5 and $0 for the six months ended June 30, 2001 and June 30, 2000	1,524	—
Amortization of deferred stock compensation	313	—
Total costs and expenses	6,020	729
Loss from continuing operations	(6,020)	(729)
Other income (expense)	76	59
Interest income	1,001	3,000
Interest expense	(1,600)	(2,543)
Net loss from continuing operations	$(6,545)	$(213)
Loss from discontinued operations	(11,562)	(24,855)
Dividend on Series A preferred stock	—	(78)
Net loss applicable to common stockholders	$(18,107)	$(25,146)

Basic and diluted loss per common share
Net loss from continuing operations	$(0.14)	$(0.01)
Loss from discontinued operations	(0.24)	(0.58)
Net loss per share	$(0.38)	$(0.59)

Shares used in calculation of net loss per common share:
Basic and diluted	48,215	42,350

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash Flows from Operating Activities:
Net loss from continuing operations	$(6,545)	$(213)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of deferred stock compensation	313	4,103
Depreciation	1,015	728
Changes in operating assets and liabilities:
Receivables	(518)	—
Prepaid expenses and other current assets	14	(106)
Other assets	(767)	(2,124)
Accounts payable	655	1,814
Accrued and other liabilities	(2,556)	(3,770)
Accrued compensation and related expenses	(1,072)	(141)
Deferred Revenue	175	50
Net cash (used in) provided by operating activities from continuing operations	(9,286)	341
Net cash used in operating activities from discontinued operations	(1,517)	(23,355)
Net cash flows used in operating activities	(10,803)	(23,014)
Cash Flows from Investing Activities:
(Purchase) disposal of equipment	244	(1,816)
Restricted cash	(105)	(2)
Note receivable	(306)	(166)
Net cash used in investing activities from continuing operations	(167)	(1,984)
Net cash provided by (used in) investing activities from discontinued operations	3,080	(433)
Net cash provided by (used in) investing activities	2,913	(2,417)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net	10	369
Payments on lease obligations	(2,723)	(5,726)
Payment to aquire minority interest	(25)	—
Payment of dividends	—	(78)
Net cash used in financing activities	(2,738)	(5,435)
Decrease in cash and cash equivalents	(10,628)	(30,866)
Cash and cash equivalents at beginning of period	48,406	112,714
Cash and cash equivalents at end of period	$37,778	$81,848
Supplemental Disclosures:
Capital lease obligations incurred	$—	$20,010
Cash paid for interest	$514	$1,349
Reduction from impairment of school assets	$8,670	$—
Preferred stock issued in purchase of @Fundraising.com	—	(6,095)
Common stock issued in purchase of LearningGate.com	—	(2,950)
Common stock issued to acquire minority interest	(595)	—
Common stock issued in settlement of outstanding obligation to related party	(45,000)	—

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2001

1.  Basis Of Presentation

    The accompanying unaudited condensed consolidated financial statements are prepared on the basis of our advertiser-supported educational network business and fundraising business (the "School Business") being presented as a discontinued operation and include all our accounts and those of our wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In February 2001, our board of directors approved a formal plan to discontinue our School Business. For comparative purposes, the consolidated statements of operations and related (loss) income per share information, for all periods presented, have been restated to reflect the results of operations for the discontinued business in "Loss from discontinued operations." The consolidated balance sheets at June 30, 2001 and December 31, 2000 reflect assets and liabilities related to the School Business as "Net assets of discontinued operations". The Consolidated Statement of Cash Flows for the six months ended June 30, 2001 and 2000 reflects separately cash flows from discontinued operations. The unaudited condensed consolidated financial information as of June 30, 2001 and June 30, 2000 includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2000 and related notes.

    Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

2.  Net loss per share

    Basic loss per share has been computed using net loss applicable to common shareholders, divided by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase.

    The calculation of basic and diluted net (loss) income per share is as follows (in thousands, except for per share amounts):

	Three months ended June 30,
	2001	2000
Net loss from continuing operations	$(3,816)	$(305)
Loss applicable to common stockholders-continuing operations	$(3,816)	$(305)
Income (loss) from discontinued operations	789	(14,061)
Dividend on Series A preferred stock	—	(78)
Loss applicable to common stockholders	$(3,027)	$(14,444)
Weighted-average shares of common stock outstanding	52,817	44,119
Less: weighted-average shares subject to repurchase	(200)	(1,655)
Weighted-average shares of common stock outstanding used in computing basic net loss per common share	52,617	42,464
Basic and diluted net loss per common share from continuing operations	$(0.07)	$(0.01)
Basic and diluted net income (loss) per common share from discontinued operations	0.01	(0.33)
Basic and diluted net loss per common share	$(0.06)	$(0.34)
	Six months ended June 30,
	2001	2000
Net loss from continuing operations	$(6,545)	$(213)
Loss applicable to common stockholders-continuing operations	$(6,545)	$(213)
Loss from discontinued operations	(11,562)	(24,855)
Dividend on Series A preferred stock	—	(78)
Loss applicable to common stockholders	$(18,107)	$(25,146)
Weighted-average shares of common stock outstanding	48,415	44,005
Less: weighted-average shares subject to repurchase	(200)	(1,655)
Weighted-average shares of common stock outstanding used in computing basic net loss per common share	48,215	42,350
Basic and diluted net loss per common share from continuing operations	$(0.14)	$(0.01)
Basic and diluted net loss per common share from discontinued operations	(0.24)	(0.58)
Basic and diluted net loss per common share	$(0.38)	$(0.59)

    For the three months and six months ended June 30, 2001 and 2000, we have excluded all convertible preferred stock, warrants to purchase common and preferred convertible stock, outstanding stock options and stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive.

    For the periods ended June 30, 2001 and June 30, 2000 potentially dilutive securities totaling 200,000 and 1,655,000 shares, respectively, have been excluded from the calculation of diluted net income per common share because the effect of such securities are antidilutive.

3.  Warrants

    We had the following warrants outstanding at June 30, 2001 to purchase shares of stock:

Number of Shares	Stock Types	Exercise Price Per Share	Expiration of Warrants
250,000	Series B Preferred	$3.00	May 2003
250,000	Series B Preferred	3.50	May 2003
100,000	Series D Preferred	5.00	June 2004
150,000	Common	5.00	December 2003
50,000	Common	5.00	September 2004
800,000

4.  Commitments And Contingencies

    In 1999, we entered into credit lines with a number of lease finance companies for the purpose of acquiring computer and network equipment in schools. These lease arrangements bear interest from 10.5% to 18% and have terms ranging from 24 to 36 months. As of June 30, 2001, we had capital leases with eight lessors, representing a total present value obligation of approximately $5,500,000. No excess lease capacity exists on seven of the eight leases.

    In 2000 we issued a letter of credit to two companies as security against the leases. As of June 30, 2001, the remaining balance due under such leases was approximately $283,000. The leases are secured by the underlying computer equipment.

    Interest expense on capital leases was $1,417,000 and $2,543,000 for the six months ending June 30, 2001 and 2000, respectively. Of those amounts, $904,000 and $1,416,000, respectively, was attributable to our leases with Spacenet.

5.  Related Party Transactions

    On May 21, 2001, the Company issued 19,396,552 shares of its common stock to Gilat Satellite Networks (Holland) B.V. (Spacenet's affiliate-assignee) in full satisfaction of the Company's outstanding obligations to Spacenet of approximately $45,000,000.

    We purchase satellite and other services and lease a majority of the computer equipment deployed in schools from Spacenet.

    As of June 30, 2001, Gilat, and its Subsidiaries, owned approximately 65% of our outstanding common stock.

    On April 23, 2001, the Company, Spacenet Inc. ("Spacenet") (a wholly-owned subsidiary of Gilat Satellite Networks Ltd. ("Gilat"), and Gilat a then 51% shareholder of the Company, entered into an agreement pursuant to which the Company issued approximately 19.3 million shares of its common stock to Spacenet (or its affiliate-assignee) in full satisfaction of the Company's outstanding obligations to Spacenet amounting to $45,000,000. The Company recorded the settlement of the outstanding obligations as a capital contribution in stockholders' equity.

6.  New Accounting Standards

    In June 2001, the Financial Accounting Standards Board (the "FASB") issued adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No. 141

addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill, resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As of June 30, 2001 our assets included no goodwill or intangible assets resulting from business combinations.

7.  Subsequent Events

    The Company's Nasdaq Qualification Hearing was held on August 9, 2001. At the hearing, the Hearing Panel considered the Company's failure to comply with (i) Nasdaq Marketplace Rule 4450(a)(5) that a listed company maintain a minimum bid price of at least $1.00 per share, (ii) Nasdaq Marketplace Rule 4450(a)(3) that a listed company maintain a minimum of $4,000,000 net tangible assets or $10,000,000 stockholder's equity and (iii) Nasdaq Marketplace Rules 4350(i)(1)(C)(i) and 4350(i)(1)(C)(ii), under which the Hearing Panel contended that a vote of the Company's stockholders was necessary in connection with the debt for equity swap by the Company, Spacenet and Gilat.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

    Certain matters discussed in this document may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things: (i) our expectation to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers; (ii) our anticipation that upon maturation of our continuing operations, cost of services will consist primarily of depreciation on network equipment, including computers placed at user sites, and to a lesser degree, the cost of administering our satellite communications network; (iii) our belief that our available cash resources and amounts available under financing facilities will be sufficient to meet our expected working capital and capital requirements (including the Tender Offer) for the next 12 months based on our current business plan; (iv) our expectation to dispose of our School Business through a sale of its assets and operations, (v) our expectations with respect to the Starband Latin American business (vi) our intent to account for the Starbend Latin American transaction as a reverse merger using purchase accounting, (vii) our belief that continued investment in research and development will contribute to attaining our strategic objectives, including the development of new business markets and, as a result, we expect research and development expenses to increase in future periods. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For a discussion of the factors that might cause such a difference, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Business, Operating Results and Financial Condition." We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

    In connection with our change in business focus, we have undergone two significant reductions-in-force, one in October of 2000 and another in March of 2001. These actions, combined with attrition, have reduced our US headcount approximately 65% from our peak of 178 employees in September 2000 to 62 employees as of July 31, 2001. Total severance costs associated with these actions equaled approximately $511,200 for the first six months of 2001.

    On April 23, 2001, the Company, Gilat To Home Latin America (Holland) N.V. (the "Seller") and Gilat, the Company's majority shareholder, entered into an acquisition agreement (the "Acquisition Agreement") that will result in the acquisition and funding of Gilat's Starband Latin America business by rStar.

    Under the Acquisition Agreement, the Seller will form a direct wholly-owned subsidiary, Starband Latin America (Holland) B.V., ("SLA") for the purpose of leveraging Gilat's substantial experience in providing satellite-based services to corporate clients operating large-scale networks. Prior to the closing of the transactions contemplated in the Acquisition Agreement, Gilat, the Seller and their affiliates shall contribute to SLA its rights on an exclusive basis (i) to implement, operate and market broadband Internet access services and voice services to consumers and small office and home office subscribers across Latin America (including, among countries, Brazil, Argentina, Mexico, Peru and Chile), (ii) to provide in Latin America a bundled product with direct-to-home television service using a satellite dish and (iii) to provide in Latin America such new technologies and products related to the foregoing as Gilat may in the future develop or make available to Gilat's joint venture, Starband Communications Inc., which shall be offered to the Company upon commercially reasonable terms, together with related assets, licenses, rights, management, employees experience and know-how. The Company has agreed to purchase all of the outstanding stock of SLA in exchange for 43,103,448 shares of rStar common stock. The Company intends to account for the transaction as a reverse merger using purchase accounting.

    The Company has also announced a tender offer to acquire, in exchange for up to $4 million in cash and up to 312,500 ordinary shares of Gilat up to 20 percent of the Company's common stock held by each shareholder of the Company other than Gilat or its affiliates.

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

    We expect to generate revenue from a number of sources—end users of our industry-specific networks including Automotive, Agriculture and Restaurant and Food Services and vendors to those community of users, as well as end users of the SLA business. We believe that end users will pay a fee for broadband Internet access, industry-specific content and other bundled products and services while we believe vendors will pay for the right to occupy a priority position on a network in order to gain special access to those customers and to provide them an efficient means to distribute training, new product and other data, and vendors' other services and products. Revenues from these sources will be recognized as the services are rendered.

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

  COST OF REVENUES.

    Cost of revenues for our current network business was $5,000 in the quarter ended June 30, 2001 and $86,000 for the six months ended June 30, 2001. In 2000 there were no costs of revenues from our continuing operations. All such costs were attributable to our discontinued School Business operations. We anticipate that upon maturation of our continuing operations, cost of revenue will consist primarily of depreciation on network equipment, including computers placed at user sites, and to a lesser degree, the cost of administering our satellite communications network. The costs associated with this form of telecommunication include (1) the cost of land-based equipment, or "earth segment," such as the satellite dishes, hubs, send/receive cards located inside the network servers and land-based phone service and (2) the cost of the link to and from the satellite, or "space segment." We expect to provide much of our earth segment to customers by purchasing or renting satellite dishes, hubs and send/receive cards for our network servers. We expect to purchase the space segment from Spacenet, a wholly-owned subsidiary of Gilat. Our cost of revenue will vary based on the number of locations we serve within our networks.

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

  OPERATING EXPENSES.

    We believe our operating expenses from continuing operations will consist primarily of sales and marketing, research and development and general and administrative expenses. Research and development expenses will consist primarily of compensation and consulting expenses associated with the further development and refinement of our proprietary managed browser technology, our satellite network, content and quality assurance. To date, we have not capitalized any software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs in the School Business have been charged to research and development expense as incurred. To date, we have not achieved technological feasibility for development costs incurred related to our industry-specific private networks business. Accordingly, such development costs have been charged to research and development expense in the accompanying statement of operations. We are seeking to utilize the managed browser technology initially put in development for its application to our School Business to further develop industry-specific private networks in a commercial environment under the rVista™ brand name. Sales and marketing expenses will consist primarily of salaries, commissions, travel expenses, advertising expenses, costs of promotional programs, trade show expenses, seminars and costs of marketing materials. General and administrative expenses will consist primarily of salaries and related costs for our personnel, support services, facilities costs and professional service fees.

    Our operating expenses in our discontinued operations consisted primarily of sales and marketing, research and development and general and administrative expenses.

  AMORTIZATION OF DEFERRED STOCK COMPENSATION.

    In the three months ended June 30, 2001 we recorded $149,000 of amortization of deferred compensation relating to our continuing operations. Amortization of deferred compensation relating to personnel operating the discontinued education business in the three months ended June 30, 2000 amounted to $2,075,000 and such expense was included in the loss from discontinued operations figures in that year.

    In the six months ended June 30, 2001 we recorded $313,000 of amortization of deferred compensation relating to our continuing operations. Amortization of deferred compensation relating to personnel operating the discontinued education business in the three months ended June 30, 2000 amounted to $4,103,000 and such expense was included in the loss from discontinued operations figures in that year.

    Deferred stock compensation will be amortized over the vesting period of the options, generally 3 to 4 years from the date of grant, or the performance period for various warrants we granted using a graded vesting method. All deferred compensation expense as of December 31, 2000 will be amortized over the next 24 months. We believe that future amortization expense will approximate $201,000 for the remaining six months of 2001 and $150,000 for 2002.

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

Revenues

    In the six months ended June 30, 2001 and prior years, there were no significant revenues from our continuing operations. All revenues in 2000 and prior years were attributable to our discontinued education business operations.

Cost of Revenues

    In the three months and six months ended June 30, we incurred $5,000 and $81,000 respectively in costs of revenue from continuing operations. In the three months and six months ended June 30, 2000 there were no costs of revenues from continuing operations. All such costs were attributable to our discontinued School Business operations.

Research and Development

    Research and development expenses for our continuing operations for the three months and six months ended June 30, 2001 were $629,000 and $1,524,000 respectively, representing costs of personnel and overhead associated with the development of our new industry-specific private network business, the majority of which related to furthering the development of our managed browser for use in that business. In 2000 all research and development expenses were attributable to our discontinued School Business operations. We are seeking to utilize the managed browser technology initially put in development for its application to our school business to further develop industry-specific private networks in a commercial environment under the rVista™ brand name.

Sales and Marketing

    Sales and marketing expenses for continuing operations for the three months and six months ended June 30, 2001 were $728,000 and $1,445,000 respectively, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. In the three months and six months ended June 30, 2000 all sales and marketing expenses were attributable to our discontinued education business operations.

General and Administrative

    General and administrative expenses for the three months and six months ended June 30, 2001 were $2,419,000 and $2,652,000 respectively, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. In 2000, the only general and administrative expense attributable to our continuing business operations was depreciation on continuing corporate equipment and fixtures, which amounted to $398,000 and $729,000 for the three months and six months ended June 30, 2000 respectively.

Amortization of Deferred Stock Compensation

    Amortization of deferred compensation in the three months and six months ended June 30, 2001 were $149,000 and $313,000 respectively, relating to personnel associated with initiating our new industry-specific private network business. For the three months and six months ended June 30, 2000 no deferred compensation expense was recorded, as all such expense, amounting to $2,075,000 and $4,103,000, respectively, was attributable to personnel who were dedicated to operating the discontinued School Business.

    The decline in expense in 2001 was largely due to the expiration of the amortization periods of earlier grants and the departure of several executives who were beneficiaries. No grants that would generate deferred compensation were made during the three months and six months ended June 30, 2001.

Interest Income and Expense

    Interest income totaled $454,000 and $1,379,000 for the three months ended June 30, 2001, and 2000, respectively. Interest income totaled $1,001,000 and $3,004,000 for the six months ended June 30, 2001, and 2000, respectively. The decrease in income was due to diminishing cash balances available for investment, as significant proceeds from our initial public offering were used to expanded our school network.

    Interest expense totaled $345,000, and $1,352,000 three months ended June 30, 2001, and 2000, respectively. Interest expense totaled $1,600,000, and $2,547,000 for the six months ended June 30, 2001, and 2000, respectively. The decrease in expense was associated with the cessation of the Spacenet lease obligations in April 2001.

Gain (Loss) from discontinued operations

    For the three months ended June 30, 2001, we reported a gain from discontinued operations of $789,000 which was mainly due to a reduction in the estimated loss on disposal. For the six months ended June 30, 2001 we reported a loss from discontinued operations of $11,562,000 which was a result of a $5,850,000 charge recorded to cover principally the cost of excess space segment bandwidth consumed by the School Business and resolve an existing discrepancy between Spacenet and the Company and a $8,670,000 impairment charge to reflect a revised estimate of the net proceeds to be obtained from the sale of School Business assets.

    For the three months and six months ended June 30, 2000 we reported a loss from discontinued operations of $14,139,000 and $24,933,000 respectively. These losses reflect the costs, net of $7,300,000 and $12,700,000 respectively of revenue, of deploying and operating the advertiser-supported school network.

Liquidity and Capital Resources

    On May 21, 2001, the Company issued 19,396,552 shares of its common stock to Gilat Satellite Networks (Holland) B.V. (Spacenet's affiliate-assignee) in full satisfaction of the Company's outstanding obligations to Spacenet of approximately $45,000,000.

    Also on April 23, 2001, Gilat and the Company announced a series of related transactions which will result in the acquisition by the Company of Gilat's Starband Latin America business. In consideration for such acquisition, the Company will issue to Gilat approximately 43.1 million shares of the Company's common stock. Additionally, the Company announced a tender offer to acquire, in exchange for up to $4 million in cash and up to 312,500 ordinary shares of Gilat, up to 20 percent of the Company's common stock held by each shareholder of the Company other than Gilat and its affiliates.

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

    Because we have discontinued our principal business—building an advertiser supported network serving the education market—and we have not completed the development of our industry-specific private network business, we have a limited operating history on which investors can base an evaluation of our business and prospects. Our revenue and income potential are unproven and our business model is unique and evolving. We have limited insight into trends that may emerge and affect our business.

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

    We incurred net losses of approximately $180.6 million for the period of inception through June 30, 2001, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have not achieved profitability. We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on revenues from our sponsors and subscribers of the industry-specific private networks we intend to provide, and on the level of our expenses.

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

Gilat owns 65% of our outstanding common stock and may delay or impede certain proposed transactions by, or a change in control of, rStar.

    On May 21, 2001, the Company issued an addition 19.3 million shares to Gilat relating to the Spacenet transaction thereby making Gilat and its affiliates the holder of approximately 65% of our then outstanding common stock. As a result, Gilat has significant influence over the outcome of matters submitted to our stockholders for action, including the election of members of our Board of Directors and the approval of any significant transactions. Gilat's ownership of more than a majority equity interest in rStar may make certain transactions proposed by our management more difficult to effect absent Gilat's support, and may have the effect of delaying or preventing any proposed change in control of the Company. In addition, on April 23, 2001, Gilat and the Company announced a series of related transactions that will result in, among other things, Gilat and its affiliates owning approximately 80-84% of the Company's common stock.

We entered into an acquisition agreement that if consummated will increase Gilat's ownership up to approximately 84% of our outstanding common stock.

    On April 23, 2001, the Company, Gilat To Home Latin America (Holland) N.V. and Gilat entered into an acquisition agreement that will result in the acquisition and funding of Gilat's StarBand Latin America business by the Company. Pursuant to the acquisition agreement, the Company will make a tender offer for up to 20% of the Company's outstanding common stock not then owned by Gilat or its affiliates, and will issue an additional approximately 43 million shares to Gilat for the Starband Latin America business. If this transaction is consummated and were Gilat to exercise its control in a manner detrimental to the minority stockholders, those stockholders would have limited means with which to seek redress.

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

    On June 27, 2001, we received a notice from the Nasdaq Stock Market that our stock would be delisted from the Nasdaq National Market because the stock failed to maintain a minimum bid price of $1.00 for the requisite 10 day period during the 90 calendar day grace period. We have also been informed that Nasdaq is reviewing our compliance with the Nasdaq National Market $4 million minimum net tangible assets requirement. We appealed that determination to a Nasdaq Listing Qualifications Panel and were granted a hearing on August 9, 2001. At the hearing held on August 9, 2001, the Hearing Panel also considered the view of the Nasdaq staff that, under Nasdaq Rules 4350(i)(1)(c)(i) and 4350(i)(1)(c)(ii), a vote of the company's stockholders was necessary in connection with the company's previously announced debt for equity swap with Spacenet Inc. At the time of the consummation of that transaction, stockholders owning a majority of the company's common stock advised rStar that they were in favor of the transaction. However, the company believed that no formal stockholder approval was required in connection with the debt for equity transaction. In accordance with Nasdaq rules, delisting of rStar Common Stock has been stayed pending the decision of the panel. At the hearing, we presented a plan demonstrating our belief that we can come into compliance with the continued listing requirements. A common course of action for companies attempting to maintain their listing by ensuring a bid price in excess of $1.00 is the institution of a reverse stock split. At present, we have made no decision with respect to this course of action but will continue to evaluate this alternative in light of all other options, including accepting a delisting determination. A reverse stock split could negatively impact the value of our stock by allowing additional downward pressure on the stock price as our relative value becomes greater following the reverse split. That is to say, the stock, at our new, higher price per share has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward.

    The Company expects to be advised of Nasdaq's determination regarding continued listing shortly. The Hearing Panel can determine that the Company's common stock should be immediately delisted from the Nasdaq Stock Market.

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

    Also, if we decide to seek trading of our common stock on the OTC market, our common stock would be subject to rules under the Securities Exchange Act of 1934, which impose additional requirements on broker-dealers who sell such securities to persons other than established customers and to persons other than "accredited investors." In this context the term "accredited investors"

includes individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with their spouses. For transactions covered by such rules, a broker-dealer must make a special suitability determination regarding the purchaser and must have received the purchaser's written consent prior to the sale. This could negatively affect the ability of broker-dealers to sell shares of our common stock and further impair the liquidity of our common stock.

If delisted, our shares of common stock may be characterized as penny stocks, which may severely harm their liquidity.

    The SEC has adopted regulations which define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Although we are not currently considered a penny stock, the foregoing penny stock restrictions will not apply to our shares of common stock if: (1) they continue to be listed on the Nasdaq National Market; (2) certain price and volume information is publicly available about our shares on a current and continuing basis; and (3) we meet certain minimum net tangible assets or average revenue criteria. Our common stock may not qualify for an exemption from the penny stock restrictions. If our shares of common stock were subject to the rules on penny stocks, the liquidity of our common stock would be severely harmed.

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

    Our business is unlikely to be successful if the popularity of the Internet as a viable business tool does not continue to increase. Even if the popularity of the Internet and related media does increase, the success of our planned industry-specific private network in particular depends on our ability to anticipate and keep current with the frequently changing tastes of our users, primarily small and medium-sized business enterprises in the industries we seek to serve. Any failure on our part to successfully anticipate, identify or react to changes in styles, trends or preferences of our users would lead to reduced interest in and use of our networks and therefore limit opportunities for sponsorship sales, subscriber fees and e-commerce revenues. Moreover, the "rStar Networks" brand could be eroded by misjudgments in service offerings or a failure to keep our offerings, services and content current with the evolving preferences of the marketplace.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2001 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. As of June 30, 2001, we had not engaged in any significant foreign currency activity.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a)
  Modification of Constituent Instrument

      Not applicable.

  (b)
  Change in Rights

      Not applicable.

  (c)
  Issuance of Securities

      In May 2001, the Company issued 19,396,522 shares of its common stock to Gilat Satellite Networks (Holland) B.V. an affiliate of Spacenet, Inc., in exchange for the full satisfaction of the Company's capital lease obligations and other accrued liabilities to Spacenet, Inc. the total present value of which was approximately $45 million. The offer and sale of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: The number of offerees, the size and manner of the offering, the sophistication of the offeree and the availability of material information.

  (d)
  Use of Proceeds

      Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    On April 23, 2001 the Company announced a series of transactions which will result in the acquisition and funding of Gilat's StarBand Latin America business by the Company. Currently, the Company is approximately 65% owned by Gilat. Gilat's StarBand Latin America business currently operates satellite-based rural telephony networks in Chile, Peru, and Colombia as well as high-speed consumer Internet access pilot networks in Brazil and Argentina. StarBand Latin America expects to work on a wholesale basis with Latin American ISPs, PTTs and other service providers to offer high-speed Internet access via satellite. Its targeted customer is the small office/home office and select consumer market segments in Latin America.

    This transaction is expected to fund the initial business plan for the StarBand Latin America business, which intends to commence commercial operation of its Internet offering in the coming months. The proposed transactions, which have been approved unanimously by rStar's board and the board of Gilat, will be presented to the Company's shareholders for approval. Certain shareholders of the Company owning a majority of the Company's common stock, including Gilat, have agreed to vote in favor of the transactions, as further described in the Rule 425 statement filed with the Securities and Exchange Commission on April 25, 2001. Following the consummation of the transactions, both Gilat and the Company are expected to continue to trade as separate entities.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

  (a)
  Exhibits

      The exhibits listed in the accompanying Index to Exhibits are filed as a part of this Form 10-Q.

  (b)
  Reports on Form 8-K

      On August 13, 2001, we filed a Report on Form 8-K to announce that the Nasdaq Hearing Panel considered an additional issue at the Company's Qualification Hearing held on August 9, 2001.

      On August 2, 2001, we filed a Report on Form 8-K to announce the receipt of a notice from the Nasdaq National Market advising the Company that it was not in compliance with the minimum net tangible asset requirement.

      On July 3, 2001, we filed a Report on Form 8-K to announce the receipt of a notice from the Nasdaq National Market advising the Company that it was not in compliance with the minimum bid price.

      On May 21, 2001, we filed a Report on Form 8-K to announce the Company issuance of common stock in satisfaction of a capital lease obligations and other accrued liabilities to Spacenet.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSTAR CORPORATION (Registrant)
By:	/s/ Lance Mortensen Lance Mortensen President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Robert Edwards Robert Edwards (Principal Financial Officer)

Date: August 14, 2001

Exhibit Index

Exhibit No.	Description
10.1	Employment Agreement by and between David Wallace and rStar Corporation dated April 2, 2001.
10.2	Employment Agreement by and between Robert Edwards and rStar Corporation dated April 2, 2001
10.3	Employment Agreement by and between Christophe Morin and rStar Corporation dated April 2, 2001
10.4	Employment Agreement by and between Jay Scott and rStar Corporation dated April 2, 2001

QuickLinks

Index
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
RSTAR CORPORATION Notes to Condensed Consolidated Financial Statements June 30, 2001
PART II. OTHER INFORMATION
Signatures
Exhibit Index