Form 10-Q
period 2001-09-30
RSTAR CORP
filed 2001-11-14
CIK 1084561

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes /x/  No / /

    The number of shares of the issuer's Common Stock outstanding as of November 7, 2001 was 63,802,563.

RSTAR CORPORATION

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,579	$48,406
Receivables	595	123
Prepaid expenses and other current assets	329	452
Total current assets	35,503	48,981
Equipment, net	2,436	4,507
Restricted cash	687	577
Other assets	3,134	2,288
Net assets of discontinued operations	1,247	17,470
Total assets	$43,007	$73,823
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,440	$1,790
Accrued and other liabilities	1,593	12,367
Accrued liabilities—related party	—	1,208
Accrued compensation and related expenses	489	2,056
Deferred Revenue	—	—
Current portion of capital lease obligations	3,915	4,853
Current portion of capital lease obligations—related party	—	18,834
Total current liabilities	7,437	41,108
Capital lease obligations, less current portion	400	3,358
Capital lease obligations—related party, less current portion	—	17,187
Total liabilities	7,837	61,653
Minority interest in subsidiary	—	595
Stockholders' equity:
Convertible preferred stock, $0.01 par value
Authorized shares—5,000,000, none issued and outstanding at September 30, 2001 and December 31, 2000	—	—
Common stock, $0.01 par value
Authorized shares—200,000,000 Issued and outstanding shares 63,792,044 at September 30, 2001 and 43,957,709 at December 31, 2000	638	440
Additional Paid-in-Capital	225,831	180,778
Deferred stock compensation	(194)	(665)
Notes receivable from stockholders	(6,500)	(6,500)
Accumulated deficit	(184,605)	(162,478)
Total stockholders' equity	35,170	11,575
Total liabilities and stockholders' equity	$43,007	$73,823

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Operations

(In Thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2001	2000
Total Revenue	$—	$—
Costs and expenses:
Cost of revenues	—	—
Sales and marketing, excluding stock-based compensation of $3 and $0 for the three months ended September 30, 2001 and September 30, 2000	840	—
General and administrative, excluding stock-based compensation of $119 and $0 for the three months ended September 30, 2001 and September 30, 2000	1,799	1,262
Research and development, excluding stock-based compensation of $1 and $0 for the three months ended September 30, 2001 and September 30, 2000	691	—
Amortization of deferred stock compensation	123	—
Total costs and expenses	3,453	1,262
Loss from continuing operations	(3,453)	(1,262)
Other income (expense)	(184)	28
Interest income	350	1,207
Interest expense	(305)	(1,395)
Net loss from continuing operations	$(3,592)	$(1,422)
Loss from discontinued operations	(428)	(19,160)
Dividend on Series A preferred stock	—	(135)
Net loss applicable to common stockholders	$(4,020)	$(20,717)
Basic and diluted loss per common share
Net loss from continuing operations	$(0.06)	$(0.04)
Loss from discontinued operations	0.00	(0.44)
Net loss per share	$(0.06)	$(0.47)
Shares used in calculation of net loss per common share:
Basic and diluted	63,590	43,765

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Operations

(In Thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
Total Revenue	$—	$—
Costs and expenses:
Cost of revenues		—
Sales and marketing, excluding stock-based compensation of $32 and $0 for the nine months ended September 30, 2001 and September 30, 2000	2,371	—
General and administrative, excluding stock-based compensation of $398 and $0 for the nine months ended September 30, 2001 and September 30, 2000	4,451	1,991
Research and development, excluding stock-based compensation of $6 and $0 for the nine months ended September 30, 2001 and September 30, 2000	2,215	—
Amortization of deferred stock compensation	436	—
Total costs and expenses	9,473	1,991
Loss from continuing operations	(9,473)	(1,991)
Other income (expense)	(109)	87
Interest income	1,351	4,211
Interest expense	(1,905)	(3,942)
Net loss from continuing operations	$(10,137)	$(1,635)
Loss from discontinued operations	(11,990)	(44,015)
Dividend on Series A preferred stock	—	(213)
Net loss applicable to common stockholders	$(22,127)	$(45,863)
Basic and diluted loss per common share
Net loss from continuing operations	$(0.19)	$(0.04)
Loss from discontinued operations	(0.22)	(1.03)
Net loss per share	$(0.41)	$(1.07)
Shares used in calculation of net loss per common share:
Basic and diluted	53,397	42,991

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash Flows from Operating Activities:
Net loss from continuing operations	$(10,137)	$(1,635)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of deferred stock compensation	436	—
Depreciation	1,600	1,991
Changes in operating assets and liabilities:
Receivables	(462)	—
Prepaid expenses and other current assets	124	(237)
Other assets	(546)	(1,839)
Accounts payable	(350)	297
Accrued and other liabilities	(3,003)	3,897
Accrued compensation and related expenses	(1,567)	143
Deferred Revenue	—	41
Net cash (used in) provided by operating activities from continuing operations	(13,906)	2,658
Net cash used in operating activities from discontinued operations	(1,561)	(26,898)
Net cash flows used in operating activities	(15,467)	(24,240)
Cash Flows from Investing Activities:
Purchase of equipment	(39)	(5,296)
Disposal of equipment	301	—
Restricted cash	(110)	(13)
Note receivable	(310)	—
Net cash used in investing activities from continuing operations	(158)	(5,309)
Net cash provided by (used in) investing activities from discontinued operations	5,708	(3,065)
Net cash provided by (used in) investing activities	5,550	(8,374)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net	11	577
Payments on lease obligations	(3,896)	(9,373)
Payment to acquire minority interest	(25)	—
Payment of dividends	—	(78)
Net cash used in financing activities	(3,910)	(8,874)
Decrease in cash and cash equivalents	(13,827)	(41,488)
Cash and cash equivalents at beginning of period	48,406	112,714
Cash and cash equivalents at end of period	$34,579	$71,226
Supplemental Disclosures:
Capital lease obligations incurred	$—	$26,330
Cash paid for interest	$705	$3,936
Write-down from impairment of school assets	$9,045	$—
Preferred stock issued in purchase of eFundraising.com	—	(6,095)
Common stock issued in purchase of LearningGate.com	—	(2,750)
Common stock issued to acquire minority interest	(595)	—
Common stock issued in settlement of outstanding obligation to related party	(45,000)	—

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2001

1. Basis Of Presentation

    The accompanying unaudited condensed consolidated financial statements are prepared on the basis of our advertiser-supported educational network business and fundraising business (the "School Business") being presented as a discontinued operation and include all our accounts and those of our wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In February 2001, our board of directors approved a formal plan to discontinue our School Business. For comparative purposes, the consolidated statements of operations and related (loss) income per share information, for all periods presented, have been restated to reflect the results of operations for the discontinued business in "Loss from discontinued operations." The consolidated balance sheets at September 30, 2001 and December 31, 2000 reflect assets and liabilities related to the School Business as "Net assets of discontinued operations". The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and 2000 reflects separately cash flows from discontinued operations. The unaudited condensed consolidated financial information as of September 30, 2001 and September 30, 2000 includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2000 and related notes as contained in the Company's Form 10-K for such period.

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

    For the three months and nine months ended September 30, 2001 and 2000, we have excluded all convertible preferred stock, warrants to purchase common and preferred convertible stock, outstanding stock options and stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive.

    The calculation of basic and diluted net (loss) income per share is as follows (in thousands, except for per share amounts):

	Three months ended September 30,
	2001	2000
Net loss from continuing operations	$(3,592)	$(1,422)
Dividend on Series A preferred stock	—	(135)
Loss applicable to common stockholders-continuing operations	$(3,592)	$(1,557)
Loss from discontinued operations	(428)	(19,160)
Loss applicable to common stockholders	$(4,020)	$(20,717)
Weighted-average shares of common stock outstanding	63,690	45,170
Less: weighted-average shares subject to repurchase	(100)	(1,405)
Weighted-average shares of common stock outstanding used in computing basic net loss per common share	63,590	43,765
Basic and diluted net loss per common share from continuing operations	$(0.06)	$(0.04)
Basic and diluted net income (loss) per common share from discontinued operations	0.00	(0.44)
Basic and diluted net loss per common share	$(0.06)	$(0.47)
	Nine months ended September 30,
	2001	2000
Net loss from continuing operations	$(10,137)	$(1,635)
Loss applicable to common stockholders-continuing operations	$(10,137)	$(1,635)
Loss from discontinued operations	(11,990)	(44,015)
Dividend on Series A preferred stock	—	(213)
Loss applicable to common stockholders	$(22,127)	$(45,863)
Weighted-average shares of common stock outstanding	53,497	44,396
Less: weighted-average shares subject to repurchase	(100)	(1,405)
Weighted-average shares of common stock outstanding used in computing basic net loss per common share	53,397	42,991
Basic and diluted net loss per common share from continuing operations	$(0.19)	$(0.04)
Basic and diluted net loss per common share from discontinued operations	(0.22)	(1.03)
Basic and diluted net loss per common share	$(0.41)	$(1.07)

    For the periods ended September 30, 2001 and September 30, 2000 potentially dilutive securities totaling 3,106,000 and 6,948,000 shares, respectively, have been excluded from the calculation of diluted net income per common share because the effect of such securities are antidilutive.

3. Warrants

    We had the following warrants outstanding at September 30, 2001 to purchase shares of stock:

Number of Shares	Exercise Price Per Share	Expiration of Warrants
250,000	$3.00	May 2003
250,000	3.50	May 2003
100,000	5.00	June 2004
150,000	5.00	December 2003
50,000	5.00	September 2004

800,000

4. Commitments And Contingencies

    In 1999, we entered into credit lines with a number of lease finance companies for the purpose of acquiring computer and network equipment in schools. These lease arrangements bear interest from 10.5% to 18% and have terms ranging from 24 to 36 months. As of September 30, 2001, we had capital leases with eight lessors, representing a total present value obligation of approximately $4,315,000. No excess lease capacity exists on the credit lines.

    In 2000, we issued letters of credit to two companies as additional security against the leases. As of September 30, 2001, the remaining balance due under such leases was approximately $190,000. All leases are secured by the underlying computer equipment.

    Interest expense on capital leases was $1,608,000 and $3,942,000 for the nine months ending September 30, 2001 and 2000, respectively. Of those amounts, $904,000 and $2,341,000, respectively, was attributable to our leases with Spacenet, Inc ("Spacenet") (a wholly-owned subsidiary of Gilat Satellite Networks Ltd. ("Gilat").

5. Related Party Transactions

    On April 23, 2001, the Company, Spacenet, and Gilat a then 51% shareholder of the Company, entered into an agreement pursuant to which the Company would issue approximately 19.3 million shares of its common stock to Spacenet (or its affiliate-assignee) in full satisfaction of the Company's outstanding obligations to Spacenet amounting to $45,000,000.

    Also on April 23 2001, the Company entered into an acquisition agreement among Gilat and Gilat To Home Latin America (Holland) N.V. ("GTH Latin America") relating to our acquisition (the "Acquisition") of StarBand Latin America (Holland) B.V. ("StarBand Latin America"), a subsidiary of GTH Latin America (the "Original Acquisition Agreement").

    On September 7, 2001, the Original Acquisition Agreement was amended and restated in its entirety (the "Acquisition Agreement"). Under the Acquisition Agreement and the transactions contemplated therein (the "Transactions") the Company would, among other things, purchase all of the outstanding stock of StarBand Latin America, including the necessary assets to operate its business, in exchange for the issuance to Gilat of approximately 43.1 million shares of the Company's common stock. Additionally, the Company announced a tender offer to acquire, in exchange for up to $6 million in cash and up to 466,150 ordinary shares of Gilat, up to 6,315,789 shares or approximately 29 percent of the Company's common stock not held by Gilat and its corporate affiliates. In addition to the approximately 43.1 million shares to be issued, the Acquisition Agreement provides subject to certain limitations, that in the event that the StarBand Latin America business exceeds certain agreed upon net income targets during each of the one year periods ended June 30, 2003 and June 30, 2004, Gilat will be entitled to receive (as additional consideration for the Acquisition), with respect to each such year, up to approximately 2.7 million or 5.4 million shares of the Company's common stock. Further, in the event that the StarBand Latin America business does not achieve certain targeted net income levels during each of the one year periods ended June 30, 2003 and June 30, 2004, the Acquisition Agreement provides, subject to certain limits, that the stockholders of record as of June 30 of each such year, will be entitled to receive from the Company their pro rata share of a special cash distribution equal to either $2.5 million or $5 million, depending upon the amount of net income of the StarBand Latin America business actually realized during those one year periods.

    On May 21, 2001, the Company issued 19,396,552 shares of its common stock to Gilat Satellite Networks (Holland) B.V. (Spacenet's affiliate-assignee) in full satisfaction of the Company's outstanding obligations to Spacenet of approximately $45,000,000. The Company recorded the settlement of the outstanding obligations as a capital contribution in stockholders' equity.

    We purchase satellite and other services and previously leased a majority of the computer equipment deployed in schools from Spacenet.

    As of September 30, 2001, Gilat, and its Subsidiaries, owned approximately 65% of our outstanding common stock.

6. New Accounting Standards

    In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill, resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As of September 30, 2001 our assets included no goodwill or intangible assets resulting from business combinations.

7. Subsequent Event

    During November 2001, we underwent our third significant reduction-in-force since October 2000. These actions, combined with attrition, have reduced our US headcount approximately 87% from our peak of 178 employees in September 2000 to 25 employees as of November 5, 2001. Total severance costs associated with this recent reduction-in-force equaled approximately $179,000 during 2001. We continue to lease our home office in San Ramon, California, which as of November 5, 2001 consisted of approximately 16,000 square feet of office space under a lease that expires in August 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

    Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document or other documents filed with the SEC, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include words such as "anticipate," "believe," "plan," "estimate," "seek," and "intend," and words of similar import are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the following: (i) our expectation to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers; (ii) our expectation to generate revenue from a number of sources—end users of our industry-specific networks and vendors to those community of users, as well as end users of the StarBand Latin America business; (iii) our belief that end users will pay a fee for broadband Internet access, industry-specific content and other bundled products and services; (iv) our belief that vendors will pay for the right to occupy a priority position on our networks in order to gain special access to those customers, particularly considering that the network will provide, we believe, an efficient means to distribute training, new products and other vendor services and products; (v) our anticipation that upon maturation of our continuing operations, cost of services will consist primarily of depreciation on network equipment, including computers placed at user sites, and to a lesser degree, the cost of administering our satellite communications network; (vi) our expectation to provide much of our earth segment to customers by purchasing or renting satellite dishes, hubs and send/receive cards for our network servers and our expectation to purchase the space segment from Spacenet; (vii) our belief that our available cash resources and amounts available under financing facilities will be sufficient to meet our expected working capital and capital requirements (including the Tender Offer) for the next 12 months based on our current business plan; (viii) our expectations with respect to the StarBand Latin American business; (ix) our belief that failure to complete the StarBand Latin America transaction could negatively affect our operating results; (x) our intent to account for the StarBand Latin American transaction as a reverse merger using purchase accounting, and (xi) our belief that continued investment in research and development will contribute to attaining our strategic objectives, including the development of new business markets. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties, which are difficult to predict. Therefore, the Company's actual results of operation may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under "Factors Affecting Our Business, Operating Results and Financial Condition" and other risks detailed from time to time in reports filed with the SEC.

    All forward-looking statements of the Company are qualified by and should be read in conjunction with such risk disclosure. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

    We develop, implement and manage industry-specific private networks for businesses to communicate with their vendors and customers via bi-directional, satellite-delivered Internet connections. Our core services and products include remote high-speed Internet access, data delivery, high-quality video, and networking services which can allow businesses to provide e-business services, such as merchant payment, in-store audio and video, employee benefits administration, employee training, and related services to their vendors and customers. We began developing a new managed browser technology as an important component of our advertising-supported network serving the education market ("School Business") during 1999. Although the new browser was intended to replace the browser then installed in the schools in connection with our School Business, it was never deployed in that environment. Due to changes in our School Business, which led to its discontinuation, we decided to focus our efforts toward becoming a provider of satellite-based services to vertical markets and operating in one segment. Accordingly, we are seeking to utilize the managed browser technology that was in development for the now discontinued School Business in our commercial business, including the StarBand Latin America business described below. Our solution utilizes "always on" satellite technology which delivers technology tools and applications to small and medium-sized business entities. We customize our managed browser technology, or ("rVista™") for each network to allow Internet access, in an industry-specific managed desktop environment, for conducting business transactions or viewing web-based content and training, and providing e-business services. We expect to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers.

    In October 2000, we announced that we were shifting our business focus and resources to pursue our current business, which we initiated in July 2000. Prior to that announcement, our principal focus was on building the School Business.

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

    Since commencement of operations of the School Business, our advertising-based revenue model for the educational market was targeted by federal and state legislative initiatives supported by persons seeking to minimize advertising in schools. In October 2000, as a result of these initiatives, the negative publicity generated by persons opposed to advertising and the gathering of demographic information in schools, increasing expenses associated with the maintenance and servicing of our school network, and our uncertainty regarding future sponsorship revenues, we decided that we would no longer deliver paid commercial messages directed at students, would end the advertised-supported business model and would discontinue the installation of free computer labs in schools. The School Business operations, including the operations of our eFundraising subsidiary, which comprised all of our revenues and a significant portion of our assets and expenses, are reflected in the accompanying financial statements as discontinued. We have disposed of most of our education network through a sale of the assets and operations. Unless otherwise noted, all references to customers and clients relate to our current business operations and not the discontinued School Business.

    In connection with our change in business focus, we have undergone significant reductions-in-force, one in October of 2000 and another in March of 2001. These actions, combined with attrition, have reduced our US headcount approximately 65% from our peak of 178 employees in September 2000 to 55 employees as of September 30, 2001. Total severance costs associated with these actions equaled approximately $564,200 for the first nine months of 2001. Additionally, in November 2001, we underwent our third significant reduction-in-force. (See Part I, Item 1—Notes to Condensed Consolidated Financial Statements, Note 7—Subsequent Events, above).

    On September 7, 2001, the Company, Gilat To Home Latin America (Holland) N.V. and Gilat, the Company's majority shareholder, entered into an amended and restated acquisition agreement (the "Acquisition Agreement") that will result in the acquisition and funding of Gilat's StarBand Latin America business by rStar. (See Part I, Item 1.—Notes to Condensed Consolidated Financial Statements, Note 5. Related Party Transactions, above).

RESULTS OF OPERATIONS

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

Revenues

    We expect to generate revenue from a number of sources—end users of our industry-specific networks and vendors to those community of users, as well as end users of the StarBand Latin America business. We believe that end users will pay a fee for broadband Internet access, industry-specific content and other bundled products and services. Additionally, we believe vendors will pay for the right to occupy a priority position on our networks in order to gain special access to those customers, particularly considering that the network will provide, we believe, an efficient means to distribute training, new product and other vendor services and products. Revenues from these sources will be recognized as the services are rendered.

    To date, we have generated no revenue from our continuing operations. Revenue from our School Business, which comprised 100% of our revenue, is not classified as such because that business has been classified as discontinued. Rather, it has been applied as a reduction in the loss from discontinued operations.

Cost of Revenues

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

    In the three months and nine months ended September 30, 2001 and in all prior periods, there were no costs of revenues from continuing operations. All such costs were attributable to our discontinued School Business operations.

Sales and Marketing

    Sales and marketing expenses for continuing operations for the three months and nine months ended September 30, 2001 were $840,000 and $2,371,000, respectively, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. In the three months and nine months ended September 30, 2000 all sales and marketing expenses were attributable to our discontinued School Business operations.

General and Administrative

    General and administrative expenses for the three months and nine months ended September 30, 2001 were $1,799,000 and $4,451,000, respectively, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. In 2000, the only general and administrative expense attributable to our continuing business operations was depreciation on continuing corporate equipment and fixtures, which amounted to $1,262,000 and $1,991,000 for the three months and nine months ended September 30, 2000, respectively.

Research and Development

    Research and development expenses for our continuing operations for the three months and nine months ended September 30, 2001 were $691,000 and $2,215,000, respectively, representing costs of personnel and overhead associated with the development of our new industry-specific private network business, the majority of which related to furthering the development of our managed browser for use in that business. In 2000, all research and development expenses were attributable to our discontinued School Business operations. We are seeking to utilize the managed browser technology initially developed for our School Business to further develop industry-specific private networks in a commercial environment under the rVista™ brand name.

    To date, we have not capitalized any software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all such software development costs have been charged to research and development expense as incurred.

Amortization of Deferred Stock Compensation

    Amortization of deferred compensation in the three months and nine months ended September 30, 2001 was $123,000 and $436,000, respectively, relating to personnel associated with initiating our new industry-specific private network business. For the three months and nine months ended September 30, 2000 no deferred compensation expense was recorded, as all such expense, amounting to $1,304,000 and $5,407,000, respectively, was attributable to personnel who were dedicated to operating the discontinued School Business.

    The decline in expense in 2001 was largely due to the expiration of the amortization periods of earlier grants and the departure of several executives who were beneficiaries. No grants that would generate deferred compensation were made during the three months and nine months ended September 30, 2001.

    Deferred stock compensation is amortized over the vesting period of the options, generally 3 to 4 years from the date of grant, or the performance period for various warrants we granted using a graded vesting method. All remaining deferred compensation as of September 30, 2001 will be amortized over the next 12 months. We believe that future amortization expense will approximate $54,000 for the remaining three months of 2001 and $140,000 for 2002.

Interest Income and Expense

    Interest income totaled $350,000 and $1,207,000 for the three months ended September 30, 2001, and 2000, respectively. Interest income totaled $1,351,000 and $4,211,000 for the nine months ended September 30, 2001, and 2000, respectively. The decrease in income was due to diminishing cash balances available for investment, as significant proceeds from our initial public offering were used in 2000 to expand our School Business operations.

    Interest expense totaled $305,000, and $1,395,000 for the three months ended September 30, 2001, and 2000, respectively. Interest expense totaled $1,905,000, and $3,942,000 for the nine months ended

September 30, 2001, and 2000, respectively. The decrease in expense was associated with the settlement of the Spacenet lease obligations in April 2001.

  INCOME TAXES.

    There has been no provision for federal or state income taxes for any period since inception due to our net operating losses. At December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $83.9 million, which will expire beginning in fiscal year 2012 if not utilized. Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state tax code provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. Management has established a valuation allowance and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets. The net valuation allowance increased by approximately $38.0 million during the year ended December 31, 2000. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of net losses since inception and expected near-term future losses. We will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

Loss from discontinued operations

    For the three months ended September 30, 2001, we reported a loss from discontinued operations of $428,000 which was mainly due to impairment charges of $375,000 to reflect a revised estimate of the net proceeds to be obtained from the sale of the remaining School Business assets, which is estimated at $400,000 at September 30, 2001. For the nine months ended September 30, 2001 we reported a loss from discontinued operations of $11,990,000 which was a result of a $5,850,000 charge recorded to cover principally the cost of excess space segment bandwidth consumed by the School Business that resolved a discrepancy between Spacenet and the Company and $9,045,000 impairment charges to reflect a revised estimate of the net proceeds to be obtained from the sale of School Business assets. Partially offsetting these charges were actual expenses that were lower than the original estimates for which a reserve was established in December 2000.

    For the three months and nine months ended September 30, 2000 we reported a loss from discontinued operations of $19,160,000 and $44,015,000, respectively. These losses reflect the costs, net of $767,000 and $13,433,000, respectively, of revenue, of deploying and operating the advertiser-supported school network.

Liquidity and Capital Resources

    On May 21, 2001, the Company issued 19,396,552 shares of its common stock to Gilat Satellite Networks (Holland) B.V. (Spacenet's affiliate-assignee) in full satisfaction of the Company's outstanding obligations to Spacenet of approximately $45,000,000.

    On September 7, 2001, Gilat and the Company announced revisions to a series of related Transactions that will result in the acquisition by the Company of Gilat's StarBand Latin America business. In consideration for such acquisition, the Company will issue to Gilat, or its designee, approximately 43.1 million shares of the Company's common stock. Additionally, the Company announced a tender offer to acquire, in exchange for up to $6 million in cash and up to 466,150 ordinary shares of Gilat, up to 6,315,789 shares or approximately 29 percent of the Company's common stock not held by Gilat and its corporate affiliates.

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

    We incurred net losses of approximately $184.6 million for the period of inception through September 30, 2001, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have not achieved profitability. We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on revenues from our sponsors and subscribers of the industry-specific private networks we intend to provide, and on the level of our expenses.

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

    On May 21, 2001, the Company issued an additional 19.3 million shares to Gilat relating to the Spacenet transaction, thereby making Gilat and its affiliates the holder of approximately 65.6% of our currently outstanding common stock. As a result, Gilat has significant influence over the outcome of matters submitted to our stockholders for action, including the election of members of our Board of Directors and the approval of any significant transactions. Gilat's ownership of more than a majority equity interest in rStar may make certain transactions proposed by our management more difficult to effect absent Gilat's support, and may have the effect of delaying or preventing any proposed change in control of the Company. In addition, on April 23, 2001, Gilat and the Company announced a series of related Transactions that will result in, among other things, Gilat and its affiliates owning approximately 80-85% of the Company's common stock.

We entered into an acquisition agreement that if consummated will increase Gilat's ownership up to approximately 85% of our outstanding common stock.

    On September 7, 2001, the Company, GTH Latin America and Gilat entered into an amended Acquisition Agreement that will result in the acquisition and funding of Gilat's StarBand Latin America business by the Company. Pursuant to the Acquisition Agreement, the Company will make a tender offer for up to 6,315,789 shares, or approximately 29% of the Company's outstanding common stock not then owned by Gilat or its corporate affiliates, and will issue up to an additional approximate 53.8 million shares to Gilat, or its designee, for the StarBand Latin America business. Certain stockholders, including Gilat and its subsidiary, Gilat Satellite Networks (Holland) B.V, and three members of our current Board of Directors who collectively own 81.6% of Company common stock, have entered into a voting agreement pursuant to which each of them has agreed to vote all of their shares of Company common stock in favor of the Acquisition Agreement and the Transactions contemplated therein. If these Transactions are consummated and were Gilat to exercise its control in a manner detrimental to the minority stockholders, those stockholders would have limited means with which to seek redress.

We may not realize any benefits from the transactions contemplated by the amended acquisition agreement.

    Achieving the benefits of the Transactions as reflected in the amended Acquisition Agreement will depend, in part, on the integration of StarBand Latin America's business, technology, operations and personnel into our operations. The integration of StarBand Latin America into rStar will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. Among the challenges involved in this integration are (i) demonstrating to our customers, suppliers, and strategic partners that the acquisition will not result in adverse changes in client service standards or business focus, (ii) persuading personnel that rStar's and StarBand Latin America's business cultures are compatible, (iii) retaining key personnel and addressing any adverse changes in business focus. We do not have experience in integrating operations on the scale represented by the acquisition, and it is not certain that we will be able to successfully integrate StarBand Latin America into our operations in a timely manner or at all, or that any of the anticipated benefits of the acquisition will be realized. Failure to do so could seriously harm our business, financial condition and operating results.

We have no previous experience in the Latin American market and our ability to be successful in that market is uncertain.

    Through the Acquisition, we will be expanding our business operations into the delivery of satellite-based telephony and Internet access services in Latin America. We have no previous experience in the Latin American market, and we have limited meaningful historical financial and operational data upon which we can base projected revenues and planned operating expenses and upon which you may evaluate our prospects in Latin America. The Latin America satellite-based telephony and Internet access market is an untested market for us and the results of these operations are uncertain and unpredictable. As a company attempting to expand its business in the satellite-based telephony and Internet access market in Latin America, we face risks relating to our ability to implement our business plan, including our ability to continue to develop and upgrade our technology, our ability to maintain and develop customer and supplier relationships, obtain key technology and the necessary governmental and regulatory approvals, consents and licenses. We may not adequately address these risks, and if we do not, we may not be able to implement our business plan as we intend. Our business model contemplates that we will generate revenues, through wholesale sales to Latin American Internet Service Providers, DTH TV companies and other service providers. The revenues may not materialize if we fail to implement our strategy for attracting wholesale customers. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face in an emerging market place. An investor in our common stock must carefully consider the risks and difficulties frequently encountered by companies that are still developing their business plan, as well as the risks we face due to our participation in a new and rapidly evolving market in Latin America. Our business strategy may not be successful and it may not successfully overcome these risks.

If the conditions in the acquisition agreement are not met, the transactions may not occur.

    In addition to rStar stockholder approval of the Acquisition Agreement and the Transactions contemplated thereby, several other conditions must be satisfied or waived to complete the Transactions. These conditions are summarized under "The Acquisition Agreement—Conditions to Closing the Acquisition" and described in detail in the Acquisition Agreement. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the Transactions will not occur or will be delayed, and we may lose some or all of the intended benefits of the acquisition. For example, if either party's representations and warranties are not materially true and correct at the closing or either party suffers a material adverse change in its financial condition prior to closing the acquisition, the other party is not required to close the Transactions.

Failure to complete the transactions could negatively affect our operating results.

    If the Transactions are not completed for any reason, we may experience a number of adverse consequences, including the following:

  •
  the market price of our common stock may decline;

  •
  an adverse reaction by our investors and potential investors could adversely affect future financing opportunities;

  •
  we may be required under certain circumstances to pay Gilat a termination fee and reimburse Gilat and GTH Latin America for any of their out of pocket expenses incurred in connection with the Acquisition Agreement and the Transactions;

  •
  our common stock may be delisted from the Nasdaq National Market; and

  •
  costs incurred by us related to the Transactions, such as legal, accounting and other professional fees, must be paid even if the Transactions are not completed.

The market price of our common stock may decline as a result of the transactions.

    In connection with the Transactions, we will issue new shares of rStar common stock to Gilat and certain of its subsidiaries that will dilute our results of operations on a per-share basis. This dilution could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of the issuance of additional shares. Additionally, the market price of our common stock may decline as a result of the Transactions if:

  •
  the integration of rStar and StarBand Latin America is unsuccessful;

  •
  we do not achieve the perceived benefits of the Transactions as rapidly or to the extent anticipated by financial or industry analysts or investors; or

  •
  the effect of the Transactions on our financial results is not consistent with the expectations of financial or industry analysts or investors. It is also possible that the price of our common stock could experience significant volatility as we get closer to each of the record dates for the special distribution (i.e. June 30, 2003 and June 30, 2004). The market price of our common stock could also decline as a result of factors related to the Transactions which may currently be unforeseen.

If we terminate the acquisition agreement, we may be unable to find or effect any business combination with another suitable partner.

    If the Acquisition Agreement is terminated and our Board of Directors determines to seek another acquisition or business combination, there can be no assurance that we will be able to find a partner willing to enter into an equivalent or more favorable arrangement. The Acquisition Agreement prohibits us from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Gilat. These factors could adversely affect our stock price as they may restrict our ability to pursue alternative business combinations.

Nasdaq has sent a notice regarding our failure to maintain a minimum bid price and our efforts to remain listed on the Nasdaq National Market may lower the value of our common stock.

    On June 27, 2001, we received a notice from the Nasdaq Stock Market that our stock would be delisted from the Nasdaq National Market because the stock failed to maintain a minimum bid price of $1.00 for the requisite 10 day period during the 90 calendar day grace period. We have also been informed that Nasdaq is reviewing our compliance with the Nasdaq National Market $4 million minimum net tangible assets requirement. We appealed that determination to a Nasdaq Listing Qualifications Panel and were granted a hearing on August 9, 2001. At the hearing held on August 9, 2001, the Hearing Panel also considered the view of the Nasdaq staff that, under Nasdaq Rules 4350(i)(1)(c)(i) and 4350(i)(1)(c)(ii), a vote of the Company's stockholders was necessary in connection with the Company's debt for equity swap with Spacenet Inc. At the time of the consummation of the transaction with Spacenet, Inc., stockholders owning a majority of the Company's common stock advised rStar that they were in favor of the transaction. However, the Company believed that no formal stockholder approval was required in connection with the debt for equity transaction. In accordance with Nasdaq rules, delisting of rStar common stock has been stayed pending the decision of the Hearing Panel. At the hearing, we presented a plan demonstrating our belief that we can come into compliance with the continued listing requirements. A common course of action for companies attempting to maintain their listing by ensuring a bid price in excess of $1.00 is the institution of a reverse stock split. At present, we have made no decision with respect to this course of action but will continue to evaluate this alternative in light of all other options, including accepting a delisting determination. A reverse stock split could negatively impact the value of our stock by allowing additional downward pressure on the stock price as our relative value becomes greater following the reverse split. That is to say, the stock, at our new, higher price per share has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward.

    On September 27, 2001, in response to the extraordinary market conditions following the tragedy of September 11, 2001, The Nasdaq Stock Market, Inc., announced that it was implementing an across-the board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. This Nasdaq moratorium will suspend these requirements until January 2, 2002. During this time, Nasdaq will consider whether it is appropriate to recommend further and more permanent action. Accordingly, until expiration of the moratorium period, the Company does not expect to receive a decision on its Nasdaq Qualification Hearing which was held on August 9, 2001. There can be no assurance that the Hearing Panel's determination will be favorable to rStar. If the Hearing Panel's determination is unfavorable, shares of rStar common stock could be immediately delisted from the Nasdaq National Market. Further, even if the rStar common stock is not delisted by the Nasdaq prior to the closing of the Transactions, there is a risk that, following the closing of the Transactions, we may be unable to meet the continuing listing standards required by Nasdaq and, as a result, our common stock could be delisted in the future.

Our shares of common stock may be delisted from the Nasdaq National Market, which would impair their liquidity.

    If the shares of our common stock are delisted from the Nasdaq National Market, their liquidity will be impaired. Though we may decide to seek trading of our common stock on the Over-the-Counter Bulletin Board, or OTC market, if our common stock is delisted, the OTC market provides substantially less liquidity than the Nasdaq National Market, and stocks traded on the OTC market generally trade with larger spreads between the bid and the ask price, which may cause the trading price of our common stock to decline.

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

Our stock price has been highly volatile and has experienced a significant decline, particularly because our business depends on the Internet, and may continue to be volatile and decline.

    The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology companies, particularly telecommunication and Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources.

Our methods of generating revenues are new and largely untested.

    The success of our business will depend on our ability to generate revenue. Prior to discontinuing our School Business, we generated 100% of our revenues from that business. We have not yet begun to generate any revenue from our new business, and because our methods of generating revenue are new and largely untested we may generate lower revenues than we expect. Further, if we are unable to generate multiple new sources of revenue, our future revenue growth will suffer. Currently, we expect to receive the majority of our revenue from: (1) suppliers to participants in industries for which we plan to provide private networks, who will be charged for dedicated connections, and for e-commerce and advertising access to their customers; (2) network services, including marketing and profit sharing fees; and (3) fees paid by network end users.

    The success of our initiatives to become a leading provider of satellite-based network services to specific industries depends in part on our ability to adapt our experience in building a satellite-based network for our discontinued School Business to other markets and those markets' acceptance of our products and services, and more generally upon the adoption of the Internet as a medium for commerce by a broad base of customers and our users. If these markets fail to develop or develop more slowly than expected, or if our products and services do not achieve market acceptance, our revenue generated from our new network business will be lower than expected.

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

    Governmental regulations may prevent us from choosing our business partners or restrict our activities following the Acquisition. For example, a particular Latin American country may decide that high-speed data networks used to provide access to the Internet should be made available generally to Internet service providers and may require us to provide our wholesale service to any Internet service providers that request it, including entities that compete with us. Additionally, relevant zoning ordinances may restrict the installation of satellite antennas which might also reduce market demand for our service. Governmental authorities may also increase regulation regarding the potential radiation hazard posed by transmitting earth station satellite antennas' emissions of radio frequency energy which may negatively impact our business plan and revenues.

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

    We decided to withdraw from the education market and, instead, emphasize our goal of becoming a leading provider of satellite-based private networks for specific industries. Our network infrastructure may not be able to support the demands this growth may place on it and our performance and reliability may decline. We experienced interruptions in service as a result of outages and other delays occurring throughout our network infrastructure in our former School Business, and we may in the future experience such interruptions in service and other delays. If these outages or delays occur frequently in the future, use of our planned networks and their growth could be impaired.

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

    We leased satellite bandwidth from Spacenet for our discontinued School Business. We have agreed to lease all of our satellite transponder capacity from Spacenet and other third parties. If we achieve the substantial subscriber growth that we anticipate, we will need additional satellite capacity. If we are unable to procure this capacity, we may be unable to provide service to our subscribers or the quality of service we provide may not meet their expectations. There is no assurance that these third parties will continue to provide the capacity and positioning we need on reasonable terms, or at all. If we were forced to change our satellite capacity providers, we would be forced to spend significant time and resources finding alternative providers and repointing antennas. If, for any reason, we are not able to obtain the benefits of the lease with Spacenet or another satellite provider on favorable terms, our business could be significantly jeopardized, as it is bi-directional satellite-based.

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

If we are unable to compete effectively against our current and potential competitors, then we may lose users to other services, which could result in lower usage of our planned networks as well as lower than expected revenues.

    The market for our industry-specific private network products and services is new and rapidly evolving, and we expect competition in and around this market to intensify in the future. While we do not believe any of our competitors currently offer the bundle of products and services we will offer, we face competition from a number of companies who provide services and functionality similar to portions of our services and functionality, who market products and services to a similar base of users, or both, and who could in the future seek to compete more directly with us. For example, Hughes Electronics, currently offers one-way satellite based broadband Internet access to businesses, and it has an alliance with America Online to promote America Online's broadband services and content. We therefore believe that our greatest potential competitive threat is posed not by a single company, but a combination of one or more companies that each addresses different parts of our new business model.

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

    We expect to use our existing cash for general corporate purposes, including expanding our sales and marketing activities, continuing investments in technology and product development and other capital expenditures, as well as working capital and other corporate expenses, including the funding of net losses from operations. We believe that our existing capital resources will be sufficient to meet our cash requirements for at least the next 12 months. However, our cash requirements are large, and depend on several factors, including cash outflows due to lease obligations, the rate of expansion of our planned industry-specific private networks, the cash recovered from the sale of our discontinued School

Business or the assets associated with that business, the availability of equipment leases on competitive terms, our success in generating revenues, the growth of sales and marketing efforts, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds were raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy our planned networks, develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

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

Unauthorized access could harm our business and cause us to lose existing customers, deter potential customers and harm our reputation.

    Unauthorized access could potentially jeopardize the security of confidential information stored in the computer systems of our customers, which might cause our subscribers to bring liability claims against us and also might deter potential customers from using our services. Since our services allow end users to be connected to the Internet at all times, unauthorized users may have a greater ability to access information stored in end users' computer systems. Always-on Internet services may give unauthorized users, or hackers, more and longer opportunities to break into end users' computer or access, misappropriate, destroy or otherwise alter data accessed through the Internet. We are advised that Gilat is currently working to implement data security systems that are designed to protect an end user's computer from unauthorized access through the Internet, but we cannot ensure that the security risks will be eliminated.

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

We may be subject to liability for information retrieved and replicated by means of our services.

    Because our customers' end users will download and redistribute material and we may replicate material or store it on our own network devices in connection with our services, claims may be made against us for defamation, or other theories based on the nature and content of such materials. These types of claims have been brought, and sometimes successfully litigated, against online service providers in the past. Although we carry general liability insurance, our insurance may not cover potential claims of these types, or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could result in a substantial reduction in our revenue and losses over a significant period of time.

We are heavily dependent on our relationship with Gilat for key network technology, hardware and software, and we may be significantly harmed if Gilat is unable or fails to continue to develop and sell us this technology and related equipment.

    We will depend on Gilat and its subsidiaries and suppliers for the satellite technology used to deliver our products and services. We have an agreement with Gilat pursuant to which, if certain conditions are met, Gilat will serve as our exclusive provider of the equipment, technology and services that we will use in our Latin American operations. If we are not able to perform our obligations under our agreements with Gilat, or if Gilat is unable or fails to continue to sell us this equipment and technology under the current terms of our agreement, our ability to operate our Latin American operations would be severely harmed.

    Gilat's principal offices, development facilities and manufacturing and research are located in the State of Israel. Gilat is directly affected by the political, economic and military conditions in Israel. Gilat's production is dependent upon components imported from outside of Israel and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm Gilat's ability to meet its supply obligations to us. If Gilat does not meet our demand and quality standards for its products, for any reason, or if the terms of our agreements with Gilat change and we decide to pursue other strategic partners, it is unlikely that we would be able to find a replacement supplier without significant harm to our business operations or relationship with Gilat.

    Our future growth depends on a number of technological advances Gilat expects to attain over its existing satellite technology and which Gilat has agreed to license to us, such as the development of software that we expect will enable us to optimize the allocation of end users across our leased satellite capacity and reduce our satellite capacity costs per end user. Furthermore, Gilat has substantial business operations and opportunities apart from our business, and Gilat may develop different business objectives than ours. As a result, situations may arise in which Gilat's interests diverge from rStar or our other stockholders. For example, we expect to be one of Gilat's largest customers for their technology, equipment and software. We will seek to purchase from Gilat technology, products, software and equipment necessary to the operations of StarBand Latin America at prices favorable to us, but Gilat will seek to sell those items to us at prices favorable to them. If Gilat does not meet our expectations regarding these technological advances, our ability to successfully operate our business, and our financial condition and profitability, would be harmed.

Our success depends upon the successful development of new services and features in the face of rapidly evolving technology.

    The market for our current products and services is characterized by rapidly changing technologies, frequent new service introductions and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance, features and reliability of our networks. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new features, content or network services. In addition, our new enhancements must meet the requirements of our current and prospective sponsors and subscribers and must achieve significant market acceptance. We could also incur substantial costs if we needed to modify our service or infrastructures to adapt to these changes.

Failure to manage the growth of our operations could harm our business and strain our managerial, operational and financial resources.

    We have recently and significantly changed our business model and strategy. We anticipate that future expansion will be required to build a sponsor and subscriber base if we are to be successful in implementing our business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we were unable to manage growth effectively, our business would suffer. To manage the expected growth of our operations and personnel, we will be required to: (1) improve existing and implement new operational, financial and management controls, reporting systems and procedures; (2) install new management information systems; and (3) train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2001 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. As of September 30, 2001, we had not engaged in any significant foreign currency activity.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On or about October 22, 2001, STM Wireless, Inc. ("STM") filed an action in California Superior Court (Orange County Case No. 01CC13531) against Gilat Satellite Networks, Ltd, Gilat To Home Latin America, N.V., Yoel Gat, Gioro Oron, and the Company. By its complaint, STM alleges that Gilat improperly induced the Peruvian government to disqualify STM's bid to provide telecommunications systems and telephone access to approximately 2,300 rural communities in Peru, which bid STM alleges was approximately $10 million less than the bid Gilat submitted. STM's complaint alleges causes of action against the defendants for breach of contract, interference with contract, interference with prospective advantage and unfair competition, and seeks unspecified damages, including punitive damages.

    STM's complaint contains no specific allegations against the Company. Accordingly, based on information presently available to the Company, management believes that the ultimate outcome of this action will not have a material adverse effect on the Company's financial condition or results of its current operations. Management presently does not know what, if any, adverse effect the ultimate outcome of STM's action could have on the Starband Latin America business that is the subject of the Acquisition Agreement.

    Various other legal actions and regulatory reviews are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability or resolution in one or more of any such actions is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a)
  Modification of Constituent Instrument

    Not applicable.

  (b)
  Change in Rights

    Not applicable.

  (c)
  Issuance of Securities

    None

  (d)
  Use of Proceeds

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    On April 23, 2001 the Company announced a series of Transactions which will result in the acquisition and funding of Gilat's StarBand Latin America business by the Company. On September 7, 2001, the terms of the Transactions were revised as set forth in the amended and restated Acquisition

Agreement. Currently, the Company is approximately 65% owned by Gilat. Gilat's StarBand Latin America business currently operates satellite-based rural telephony networks in Chile, Peru, and Colombia as well as high-speed consumer Internet access pilot networks in Brazil and Argentina. StarBand Latin America expects to work on a wholesale basis with Latin American ISPs, PTTs and other service providers to offer high-speed Internet access via satellite. Its targeted customer is the small office/home office and select consumer market segments in Latin America.

    This transaction is expected to fund the initial business plan for the StarBand Latin America business, which intends to commence commercial operation of its Internet offering in the coming months. The proposed Transactions, which have been approved unanimously by rStar's board and the board of Gilat, is expected to be presented to the Company's shareholders for approval as soon as reasonably practicable. Certain shareholders of the Company owning a majority of the Company's common stock, including Gilat, have agreed to vote in favor of the Transactions, as further described in the Rule 425 statement filed with the Securities and Exchange Commission on April 25, 2001. Following the consummation of the Transactions, both Gilat and the Company are expected to continue to trade as separate entities. (See Part I, Item 1—Notes to Condensed Consolidated Financial Statements, Note 5—Related Party Transactions, above.)

    On September 27, 2001, in response to the extraordinary market conditions following the tragedy of September 11, 2001, The Nasdaq Stock Market, Inc., announced that it was implementing an across-the board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. This Nasdaq moratorium will suspend these requirements until January 2, 2002. Under the temporary relief provided by the new rules, effective immediately, companies will not be cited for bid price or market value of public float deficiencies. Companies currently under review for deficiencies or in the hearings process will be taken out of the process with respect to the bid price or market value of public float requirements. No deficiencies will accrue during the proposed suspension process. During this time, Nasdaq will consider whether it is appropriate to recommend further and more permanent action. Accordingly, until expiration of the moratorium period, the Company does not expect to receive a decision on its Nasdaq Qualification Hearing which was held on August 9, 2001.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

  (a)
  Exhibits

    None

  (b)
  Reports on Form 8-K

      On September 14, 2001, we filed a Report on Form 8-K to announce agreement on revised terms for the previously announced acquisition of Gilat's StarBand Latin America business by the Company and tender offer for shares of the Company's common stock.

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

Date: November 14, 2001

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
RSTAR CORPORATION Notes to Condensed Consolidated Financial Statements September 30, 2001
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON 8-K
Signatures