Form 10-Q/A
period 2001-06-30
RSTAR CORP
filed 2002-02-07
CIK 1084561

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

RSTAR CORPORATION

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2001	December 31, 2000
	(unaudited) (as adjusted)
Assets
Current assets:
Cash and cash equivalents	$37,778	$48,406
Receivables	947	123
Prepaid expenses and other current assets	439	452
Total current assets	39,163	48,981
Equipment, net	3,248	4,507
Restricted cash	682	577
Other assets	2,021	2,288
Net assets of discontinued operations	4,051	17,470
Total assets	$49,165	$73,823

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,445	$1,790
Accrued and other liabilities	2,040	12,367
Accrued liabilities—related party	—	1,208
Accrued compensation and related expenses	984	2,056
Deferred Revenue	175	—
Current portion of capital lease obligations	4,492	4,853
Current portion of capital lease obligations—related party	—	18,834
Total current liabilities	10,136	41,108
Capital lease obligations, less current portion	996	3,358
Capital lease obligations—related party, less current portion	—	17,187
Total liabilities	11,132	61,653
Minority interest in subsidiary	—	595
Stockholders' equity:
Convertible preferred stock, $0.01 par value
Authorized shares—5,000,000, none issued and outstanding at June 30, 2001 and December 31, 2000	—	—
Common stock, $0.01 par value
Authorized shares—200,000,000
Issued and outstanding shares 63,778,710 at June 30, 2001 and 43,957,709 at December 31, 2000	638	440
Additional Paid-in-Capital	225,865	180,778
Deferred stock compensation	(351)	(665)
Notes receivable from stockholders	(6,500)	(6,500)
Accumulated deficit	(181,619)	(162,478)
Total stockholders' equity	38,033	11,575
Total liabilities and stockholders' equity	$49,165	$73,823

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Operations

(In Thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2001	2000
	(as adjusted)
Revenue from non-affiliates	$—	$—
Revenue from affiliates	$—	$—
Total Revenue	$—	$—
Costs and expenses:
Cost of revenues	5	—
Sales and marketing, excluding stock-based compensation of $13 and $0 for the three months ended June 30, 2001 and June 30, 2000	728	—
General and administrative, excluding stock-based compensation of $134 and $0 for the three months ended June 30, 2001 and June 30, 2000	3,453	398
Research and development, excluding stock-based compensation of $2 and $0 for the three months ended June 30, 2001 and June 30, 2000	629	—
Amortization of deferred stock compensation	149	—
Total costs and expenses	4,964	398
Loss from continuing operations	(4,964)	(398)
Other income (expense)	5	66
Interest income	454	1,371
Interest expense	(345)	(1,344)
Net loss from continuing operations	$(4,850)	$(305)
Income (loss) from discontinued operations	789	(14,061)
Dividend on Series A preferred stock	—	(78)
Net loss applicable to common stockholders	$(4,061)	$(14,444)

Basic and diluted loss per common share
Net loss from continuing operations	$(0.09)	$(0.01)
Income (loss) from discontinued operations	0.01	(0.33)
Net loss per share	$(0.08)	$(0.34)

Shares used in calculation of net loss per common share:
Basic and diluted	52,617	42,464

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Operations

(In Thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,
	2001	2000
	(as adjusted)
Revenue from non-affiliates	$—	$—
Revenue from affiliates	$—	$—
Total Revenue	$—	$—
Costs and expenses:
Cost of revenues	86	—
Sales and marketing, excluding stock-based compensation of $29 and $0 for the six months ended June 30, 2001 and June 30, 2000	1,445	—
General and administrative, excluding stock-based compensation of $279 and $0 for the six months ended June 30, 2001 and June 30, 2000	3,686	729
Research and development, excluding stock-based compensation of $5 and $0 for the six months ended June 30, 2001 and June 30, 2000	1,524	—
Amortization of deferred stock compensation	313	—
Total costs and expenses	7,054	729
Loss from continuing operations	(7,054)	(729)
Other income (expense)	74	59
Interest income	1,001	3,000
Interest expense	(1,600)	(2,543)
Net loss from continuing operations	$(7,579)	$(213)
Loss from discontinued operations	(11,562)	(24,855)
Dividend on Series A preferred stock	—	(78)
Net loss applicable to common stockholders	$(19,141)	$(25,146)

Basic and diluted loss per common share
Net loss from continuing operations	$(0.16)	$(0.01)
Loss from discontinued operations	(0.24)	(0.58)
Net loss per share	$(0.40)	$(0.59)

Shares used in calculation of net loss per common share:
Basic and diluted	48,215	42,350

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2001	2000
	(as adjusted)
Cash Flows from Operating Activities:
Net loss from continuing operations	$(7,579)	$(213)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of deferred stock compensation	313	4,103
Depreciation	1,015	728
Changes in operating assets and liabilities:
Receivables	(518)	—
Prepaid expenses and other current assets	14	(106)
Other assets	267	(2,124)
Accounts payable	655	1,814
Accrued and other liabilities	(2,556)	(3,770)
Accrued compensation and related expenses	(1,072)	(141)
Deferred Revenue	175	50
Net cash (used in) provided by operating activities from continuing operations	(9,286)	341
Net cash used in operating activities from discontinued operations	(1,517)	(23,355)
Net cash flows used in operating activities	(10,803)	(23,014)
Cash Flows from Investing Activities:
(Purchase) disposal of equipment	244	(1,816)
Restricted cash	(105)	(2)
Note receivable	(306)	(166)
Net cash used in investing activities from continuing operations	(167)	(1,984)
Net cash provided by (used in) investing activities from discontinued operations	3,080	(433)
Net cash provided by (used in) investing activities	2,913	(2,417)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net	10	369
Payments on lease obligations	(2,723)	(5,726)
Payment to acquire minority interest	(25)	—
Payment of dividends	—	(78)
Net cash used in financing activities	(2,738)	(5,435)
Decrease in cash and cash equivalents	(10,628)	(30,866)
Cash and cash equivalents at beginning of period	48,406	112,714
Cash and cash equivalents at end of period	$37,778	$81,848
Supplemental Disclosures:
Capital lease obligations incurred	$—	$20,010
Cash paid for interest	$514	$1,349
Reduction from impairment of school assets	$8,670	$—
Preferred stock issued in purchase of @Fundraising.com	—	(6,095)
Common stock issued in purchase of LearningGate.com	—	(2,950)
Common stock issued to acquire minority interest	(595)	—
Common stock issued in settlement of outstanding obligation to related party	(45,000)	—

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

        The calculation of basic and diluted net (loss) income per share is as follows (in thousands, except for per share amounts):

	Three months ended June 30,
	2001	2000
	(as adjusted)
Net loss from continuing operations	$(4,850)	$(305)
Loss applicable to common stockholders-continuing operations	$(4,850)	$(305)
Income (loss) from discontinued operations	789	(14,061)
Dividend on Series A preferred stock	—	(78)
Loss applicable to common stockholders	$(4,061)	$(14,444)
Weighted-average shares of common stock outstanding	52,817	44,119
Less: weighted-average shares subject to repurchase	(200)	(1,655)
Weighted-average shares of common stock outstanding used in computing basic net loss per common share	52,617	42,464
Basic and diluted net loss per common share from continuing operations	$(0.09)	$(0.01)
Basic and diluted net income (loss) per common share from discontinued operations	0.01	(0.33)
Basic and diluted net loss per common share	$(0.08)	$(0.34)
	Six months ended June 30,
	2001	2000
	(as adjusted)
Net loss from continuing operations	$(7,579)	$(213)
Loss applicable to common stockholders-continuing operations	$(7,579)	$(213)
Loss from discontinued operations	(11,562)	(24,855)
Dividend on Series A preferred stock	—	(78)
Loss applicable to common stockholders	$(19,141)	$(25,146)
Weighted-average shares of common stock outstanding	48,415	44,005
Less: weighted-average shares subject to repurchase	(200)	(1,655)
Weighted-average shares of common stock outstanding used in computing basic net loss per common share	48,215	42,350
Basic and diluted net loss per common share from continuing operations	$(0.16)	$(0.01)
Basic and diluted net loss per common share from discontinued operations	(0.24)	(0.58)
Basic and diluted net loss per common share	$(0.40)	$(0.59)

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

7.    Adjustment

        The Company recorded an adjustment in the financial statements to reflect certain capitalized legal and consulting costs as expenses. The expenses relate to the acquisition agreement entered into by the Company on April 23, 2001. Although the legal form of the proposed acquisition is an acquisition of StarBand Latin America by rStar, for accounting purposes, the acquisition will be reflected as an acquisition of rStar by StarBand Latin America. Accordingly, rather than being capitalized, the legal and consulting costs should be reflected as expenses. As a result, the Company increased net loss from continuing operations $1,034,000 for the three months and six months ended June 30, 2001 and reduced stockholders' equity by a like amount.

8.    Subsequent Events

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

General and Administrative

        General and administrative expenses for the three months and six months ended June 30, 2001 were $3,453,000 and $3,686,000 respectively, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. Included in these general and administrative costs are legal costs, and consulting costs, relating to the acquisition agreement entered into on April 23, 2001 by the Company, Gilat to Home Latin America (Holland) N.V., and Gilat, the Company's major shareholder, amounting to approximately $1,034,000 for the three months and six months ended June 30, 2001. In 2000, the only general and administrative expense attributable to our continuing business operations was depreciation on continuing corporate equipment and fixtures, which amounted to $398,000 and $729,000 for the three months and six months ended June 30, 2000 respectively.

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

        We incurred net losses of approximately $181.6 million for the period of inception through June 30, 2001, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have not achieved profitability. We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on revenues from our sponsors and subscribers of the industry-specific private networks we intend to provide, and on the level of our expenses.

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

ITEM 6. EXHIBITS AND REPORTS ON 8-K

  (a)
  Exhibits

          The exhibits listed in the accompanying Index of Exhibits were filed as a part of the Registrant's Form 10-Q filed on August 14, 2001.

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

RSTAR CORPORATION (Registrant)
By:	/s/ Lance Mortensen Lance Mortensen President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Robert Edwards Robert Edwards (Principal Financial Officer)

Date: February 6, 2002

Exhibit Index

Exhibit No.	Description
10.1	Employment Agreement by and between David Wallace and rStar Corporation dated April 2, 2001.(1)
10.2	Employment Agreement by and between Robert Edwards and rStar Corporation dated April 2, 2001(1)
10.3	Employment Agreement by and between Christophe Morin and rStar Corporation dated April 2, 2001(1)
10.4	Employment Agreement by and between Jay Scott and rStar Corporation dated April 2, 2001(1)

(1)
Previously filed with the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2001.

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