Form 10-Q/A
period 2001-09-30
RSTAR CORP
filed 2002-02-07
CIK 1084561

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

RSTAR CORPORATION

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	September 30, 2001	December 31, 2000
	(unaudited) (as adjusted)
Assets
Current assets:
Cash and cash equivalents	$34,579	$48,406
Receivables	595	123
Prepaid expenses and other current assets	329	452
Total current assets	35,503	48,981
Equipment, net	2,436	4,507
Restricted cash	687	577
Other assets	2,011	2,288
Net assets of discontinued operations	1,247	17,470
Total assets	$41,884	$73,823
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,440	$1,790
Accrued and other liabilities	1,593	12,367
Accrued liabilities—related party	—	1,208
Accrued compensation and related expenses	489	2,056
Deferred Revenue	—	—
Current portion of capital lease obligations	3,915	4,853
Current portion of capital lease obligations—related party	—	18,834
Total current liabilities	7,437	41,108
Capital lease obligations, less current portion	400	3,358
Capital lease obligations—related party, less current portion	—	17,187
Total liabilities	7,837	61,653
Minority interest in subsidiary	—	595
Stockholders' equity:
Convertible preferred stock, $0.01 par value
Authorized shares—5,000,000, none issued and outstanding at September 30, 2001 and December 31, 2000	—	—
Common stock, $0.01 par value
Authorized shares—200,000,000 Issued and outstanding shares 63,792,044 at September 30, 2001 and 43,957,709 at December 31, 2000	638	440
Additional Paid-in-Capital	225,831	180,778
Deferred stock compensation	(194)	(665)
Notes receivable from stockholders	(6,500)	(6,500)
Accumulated deficit	(185,728)	(162,478)
Total stockholders' equity	34,047	11,575
Total liabilities and stockholders' equity	$41,884	$73,823

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Operations

(In Thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2001	2000
	(as adjusted)
Total Revenue	$—	$—
Costs and expenses:
Cost of revenues	—	—
Sales and marketing, excluding stock-based compensation of $3 and $0 for the three months ended September 30, 2001 and September 30, 2000	840	—
General and administrative, excluding stock-based compensation of $119 and $0 for the three months ended September 30, 2001 and September 30, 2000	1,888	1,262
Research and development, excluding stock-based compensation of $1 and $0 for the three months ended September 30, 2001 and September 30, 2000	691	—
Amortization of deferred stock compensation	123	—
Total costs and expenses	3,542	1,262
Loss from continuing operations	(3,542)	(1,262)
Other income (expense)	(184)	28
Interest income	350	1,207
Interest expense	(305)	(1,395)
Net loss from continuing operations	$(3,681)	$(1,422)
Loss from discontinued operations	(428)	(19,160)
Dividend on Series A preferred stock	—	(135)
Net loss applicable to common stockholders	$(4,109)	$(20,717)
Basic and diluted loss per common share
Net loss from continuing operations	$(0.06)	$(0.04)
Loss from discontinued operations	0.00	(0.44)
Net loss per share	$(0.06)	$(0.47)
Shares used in calculation of net loss per common share:
Basic and diluted	63,590	43,765

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Operations

(In Thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
	(as adjusted)
Total Revenue	$—	$—
Costs and expenses:
Cost of revenues		—
Sales and marketing, excluding stock-based compensation of $32 and $0 for the nine months ended September 30, 2001 and September 30, 2000	2,371	—
General and administrative, excluding stock-based compensation of $398 and $0 for the nine months ended September 30, 2001 and September 30, 2000	5,574	1,991
Research and development, excluding stock-based compensation of $6 and $0 for the nine months ended September 30, 2001 and September 30, 2000	2,215	—
Amortization of deferred stock compensation	436	—
Total costs and expenses	10,596	1,991
Loss from continuing operations	(10,596)	(1,991)
Other income (expense)	(110)	87
Interest income	1,351	4,211
Interest expense	(1,905)	(3,942)
Net loss from continuing operations	$(11,260)	$(1,635)
Loss from discontinued operations	(11,990)	(44,015)
Dividend on Series A preferred stock	—	(213)
Net loss applicable to common stockholders	$(23,250)	$(45,863)
Basic and diluted loss per common share
Net loss from continuing operations	$(0.21)	$(0.04)
Loss from discontinued operations	(0.22)	(1.03)
Net loss per share	$(0.43)	$(1.07)
Shares used in calculation of net loss per common share:
Basic and diluted	53,397	42,991

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
	(as adjusted)
Cash Flows from Operating Activities:
Net loss from continuing operations	$(11,260)	$(1,635)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of deferred stock compensation	436	—
Depreciation	1,600	1,991
Changes in operating assets and liabilities:
Receivables	(462)	—
Prepaid expenses and other current assets	124	(237)
Other assets	577	(1,839)
Accounts payable	(350)	297
Accrued and other liabilities	(3,003)	3,897
Accrued compensation and related expenses	(1,567)	143
Deferred Revenue	—	41
Net cash (used in) provided by operating activities from continuing operations	(13,906)	2,658
Net cash used in operating activities from discontinued operations	(1,561)	(26,898)
Net cash flows used in operating activities	(15,467)	(24,240)
Cash Flows from Investing Activities:
Purchase of equipment	(39)	(5,296)
Disposal of equipment	301	—
Restricted cash	(110)	(13)
Note receivable	(310)	—
Net cash used in investing activities from continuing operations	(158)	(5,309)
Net cash provided by (used in) investing activities from discontinued operations	5,708	(3,065)
Net cash provided by (used in) investing activities	5,550	(8,374)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net	11	577
Payments on lease obligations	(3,896)	(9,373)
Payment to acquire minority interest	(25)	—
Payment of dividends	—	(78)
Net cash used in financing activities	(3,910)	(8,874)
Decrease in cash and cash equivalents	(13,827)	(41,488)
Cash and cash equivalents at beginning of period	48,406	112,714
Cash and cash equivalents at end of period	$34,579	$71,226
Supplemental Disclosures:
Capital lease obligations incurred	$—	$26,330
Cash paid for interest	$705	$3,936
Write-down from impairment of school assets	$9,045	$—
Preferred stock issued in purchase of eFundraising.com	—	(6,095)
Common stock issued in purchase of LearningGate.com	—	(2,750)
Common stock issued to acquire minority interest	(595)	—
Common stock issued in settlement of outstanding obligation to related party	(45,000)	—

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

        The calculation of basic and diluted net (loss) income per share is as follows (in thousands, except for per share amounts):

	Three months ended September 30,
	2001	2000
	(as adjusted)
Net loss from continuing operations	$(3,681)	$(1,422)
Dividend on Series A preferred stock	—	(135)
Loss applicable to common stockholders-continuing operations	$(3,681)	$(1,557)
Loss from discontinued operations	(428)	(19,160)
Loss applicable to common stockholders	$(4,109)	$(20,717)
Weighted-average shares of common stock outstanding	63,690	45,170
Less: weighted-average shares subject to repurchase	(100)	(1,405)
Weighted-average shares of common stock outstanding used in computing basic net loss per common share	63,590	43,765
Basic and diluted net loss per common share from continuing operations	$(0.06)	$(0.04)
Basic and diluted net income (loss) per common share from discontinued operations	0.00	(0.44)
Basic and diluted net loss per common share	$(0.06)	$(0.47)
	Nine months ended September 30,
	2001	2000
	(as adjusted)
Net loss from continuing operations	$(11,260)	$(1,635)
Loss applicable to common stockholders-continuing operations	$(11,260)	$(1,635)
Loss from discontinued operations	(11,990)	(44,015)
Dividend on Series A preferred stock	—	(213)
Loss applicable to common stockholders	$(23,250)	$(45,863)
Weighted-average shares of common stock outstanding	53,497	44,396
Less: weighted-average shares subject to repurchase	(100)	(1,405)
Weighted-average shares of common stock outstanding used in computing basic net loss per common share	53,397	42,991
Basic and diluted net loss per common share from continuing operations	$(0.21)	$(0.04)
Basic and diluted net loss per common share from discontinued operations	(0.22)	(1.03)
Basic and diluted net loss per common share	$(0.43)	$(1.07)

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

7. Adjustment

        The Company recorded an adjustment in the financial statements to reflect certain capitalized legal and consulting costs as expenses. The expenses relate to the acquisition agreement entered into by the Company on April 23, 2001. Although the legal form of the proposed acquisition is an acquisition of StarBand Latin America by rStar, for accounting purposes, the acquisition will be reflected as an acquisition of rStar by StarBand Latin America. Accordingly, rather than being capitalized, the legal and consulting costs should be reflected as expenses. As a result, the Company increased net loss from continuing operations $89,000 for the three months and $1,123,000 for the nine months ended September 30, 2001 and reduced stockholders' equity by a like amount.

8. Subsequent Event

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

General and Administrative

        General and administrative expenses for the three months and nine months ended September 30, 2001 were $1,888,000 and $5,574,000, respectively, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. Included in these general and administrative costs are legal costs, and consulting costs, relating to the acquisition agreement entered into on April 23, 2001 by the Company, Gilat to Home Latin America (Holland) N.V., and Gilat, the Company's major shareholder, amounting to approximately $89,000 for the three months and $1,123,000 for the nine months ended September 30, 2001. In 2000, the only general and administrative expense attributable to our continuing business operations was depreciation on continuing corporate equipment and fixtures, which amounted to $1,262,000 and $1,991,000 for the three months and nine months ended September 30, 2000, respectively.

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

        We incurred net losses of approximately $185.7 million for the period of inception through September 30, 2001, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have not achieved profitability. We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on revenues from our sponsors and subscribers of the industry-specific private networks we intend to provide, and on the level of our expenses.

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