Form 10-K
period 2001-12-31
RSTAR CORP
filed 2002-03-07
CIK 1084561

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                                   -----------

[X] Annual Report Pursuant to Section 13 or 15() of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15() of the Securities Exchange Act of 1934

            For the Transition Period From            to

                        COMMISSION FILE NUMBER: 000-27029

                                   -----------

                                RSTAR CORPORATION

             (Exact name of Registrant as specified in its charter)

                DELAWARE                              91-1836242
    (State or other jurisdiction of                 (IRS Employer
   of Incorporation or Organization)              Identification No.)


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

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 4, 2002, there were 63,802,563 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the Nasdaq National Market on February 27, 2002, was approximately $6,089,140. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS




PART I                                                                        4
          Item 1. Business                                                    4
          Item 2. Properties                                                 15
          Item 3. Legal Proceedings                                          15
          Item 4. Submission of Matters to a Vote of Security Holders        15

PART II                                                                      15
          Item 5.  Market for Registrant's Common Stock and Related
                   Stockholder Matters                                       15
          Item 6.  Selected Financial Data                                   16
          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       17
          Item 7a. Quantitative and Qualitative Disclosures about
                   Market Risk                                               34
          Item 8.  Financial Statements and Supplementary Data               34
          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       35

PART III                                                                     35
          Item 10. Directors and Executive Officers of the Registrant        35
          Item 11. Executive Compensation                                    37
          Item 12. Security Ownership of Certain Beneficial Owners
                   and Management                                            43
          Item 13. Certain Relationships and Related Transactions            44

PART IV                                                                      45
          Item 14. Exhibits, Financial Statements, Schedules and
                   Reports on Form 8-K                                       45

INDEX TO EXHIBITS

                                     PART I



ITEM 1. BUSINESS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this document or other documents filed with the SEC, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or that include words such as "anticipate," "believe," "plan," "estimate," "seek," and "intend," and words of similar import are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the following: (i) our expectation to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers; (ii) our expectation to generate revenue from a number of sources - end users of our industry-specific networks and vendors to those communities of users, as well as customers of the StarBand Latin America business; (iii) our belief that end users will pay a fee for broadband Internet access, industry-specific content and other bundled products and services; (iv) our belief that vendors will pay for the right to occupy a priority position on our networks; (v) our expectation to provide much of our earth segment to customers by purchasing or renting satellite dishes, hubs and send/receive cards for our network servers and our expectation to purchase the space segment from Spacenet; (vi) our belief that our available cash resources and amounts available under financing facilities will be sufficient to meet our expected working capital and capital requirements (including the exchange offer) for the next 12 months based on our current business plan; (vii) our expectations with respect to the StarBand Latin American business; (viii) our belief that failure to complete the StarBand Latin America transaction could negatively affect our operating results; and (ix) our belief that continued investment in research and development will contribute to attaining our strategic objectives, including the development of new business markets. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties, which are difficult to predict. Therefore, the Company's actual results of operation may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under "Factors Affecting Our Business, Operating Results and Financial Condition" and other risks detailed from time to time in reports filed with the SEC.

         All forward-looking statements of the Company are qualified by and should be read in conjunction with such risk disclosure. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

GENERAL

         We develop, implement and manage industry-specific private networks for businesses to communicate with their vendors and customers via bi-directional satellite-delivered Internet connections. Our core services and products include remote high-speed Internet access, delivery of data and high-quality video, and networking services which can allow businesses to provide e-business services, such as in-store audio and video, employee benefits administration, employee training, and related services to their vendors and customers. Our solution utilizes "always on" satellite technology, which delivers technology tools and applications to small and medium-sized business entities. We customize our managed browser technology for a network to allow Internet access, in an industry-specific managed desktop environment, for conducting business transactions, viewing web-based content and training, and providing e-business services. We expect to generate revenues by charging end users for Internet access, our software and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers.

         On October 3, 2000, Gilat Satellite Networks Ltd. ("Gilat") and the Company announced an agreement under which Gilat would make a tender offer to acquire for cash 51% of our outstanding common stock at $2.32 per share. Effective January 11, 2001 Gilat acquired control pursuant to that tender offer.

         On April 23, 2001, the Company, Gilat and Spacenet, Inc. ("Spacenet"), a wholly-owned subsidiary of Gilat, entered into an agreement pursuant to which the Company would issue approximately 19.3 million shares of its common stock to Spacenet (or its affiliate-designee) is full satisfaction of the Company outstanding obligations to Spacenet. On May 21, 2001, that transaction was completed.

         On April 23, 2001, the Company, Gilat To Home Latin America (Holland) N.V. and Gilat entered into a series of transactions that would result in the acquisition by the Company of Gilat's StarBand Latin America business (the "StarBand acquisition"), an entity focused on providing satellite-based telephone and high speed internet services to small businesses and home-office customers in Latin America. In consideration for such acquisition, the Company agreed to issue to Gilat approximately 43.1 million shares of the Company's common stock. Additionally, conditioned upon the closing of the acquisition agreement, the Company announced it would make a tender offer to acquire, in exchange for up to $4 million in cash and up to 312,500 ordinary shares of Gilat, up to 20% of the Company's common stock held by each stockholder of the Company other than Gilat and its affiliates. On September 7, 2001 the parties entered into an amended agreement and, on December 31, 2001, the parties entered into a second amended agreement. The revisions to the April 23, 2001 agreement:
a) increased the number of shares of rStar common stock that the Company may acquire in the exchange offer to approximately 6,315,789 shares of rStar common stock, b) adjusted the cash portion of the consideration for those shares from a fixed $0.95/share to an amount that will vary between $0.32 and $1.58 per share, depending on the then market value of Gilat ordinary shares, c) established certain earnings targets for the StarBand Latin America business for the one year periods ended June 30, 2003 and 2004 that, if not achieved, will entitle non-Gilat stockholders to special cash distributions totaling up to $10 million or, if exceeded, will entitle Gilat to additional rStar shares totaling 10% of amount outstanding immediately following the StarBand acquisition, d) provided an exception to the obligation to make the above-described special cash distribution if the Company obtained substantial new equity financing, e) clarified that rStar's rights to provide services in Mexico rStar are non-exclusive and f) extended to May 31, 2002 the termination date of the acquisition agreement. Stockholders representing approximately 81.6% of our common stock have entered into a voting agreement to vote all of their shares "FOR" the proposal to approve and adopt the second amended acquisition agreement. We, therefore, expect our stockholders to approve the second amended acquisition agreement, and the transactions it contemplates, when they are asked to vote on the matter. Upon completion of the StarBand acquisition, StarBand Latin America is expected to become a subsidiary of rStar.

         We expect to commence the exchange offer as soon as the necessary disclosure documents and financial statements have been prepared, and the Securities and Exchange Commission has completed its review of the filed materials. While there can be no assurance, we believe that we will be in a position to commence the exchange offer and mail the proxy statement to our stockholders within the next several weeks. Gilat, and its affiliates, currently beneficially own approximately 65.5% of our common stock.

         We were founded in June 1997 and until March 19, 2001, operated under the name ZapMe! Corporation. On March 19, 2001 we changed our name to rStar Corporation ("rStar"). We are a Delaware corporation. Our principal offices are located at 3000 Executive Parkway, Suite 150, San Ramon, California 94583, and our telephone number is (925) 543-0300. Our Web site address is: www.rstar.com.


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

         Our network was primarily designed to provide students aged 13 to 19 with computer experience that was free to schools and easy to use. Our principal products and services for the discontinued education business consisted of web-based education resources, learning tools and services. We provided each participating school with from 5 to 15 high-end, multimedia PCs with 17-inch monitors, a satellite-ready computer server, a laser printer, and satellite-based broadband access to the Internet. In addition, we offered a proprietary, easy-to-use browser interface that provided access to the Internet, over 13,000 pre-selected and indexed third-party educational web sites, special search tools, and other aggregated content and services. Our funding for the development, installation and maintenance of the educational network was provided primarily by corporate sponsorships and proceeds from our initial public offering.

         Since commencement of operations, our advertising-based revenue model was targeted by federal and state legislative initiatives supported by persons seeking to minimize advertising in schools. In October 2000, as a result of these initiatives, we decided that we would no longer deliver paid commercial messages directed at students, would end the advertising-supported business model and would discontinue the installation of free computer labs in schools. The subscription contracts with school districts under which our network products were provided granted us the right, without penalty and upon notice to the participating school districts, to cease providing services and to recover our computer hardware.

         Our education network business, including our former indirect wholly-owned subsidiary, eFundraising.com Corporation, are reflected in the accompanying financial statements as discontinued.

         We recorded no revenue from our discontinued education business during the 12 months ended December 31, 2001. During the 12 months ended December 31, 2000, we recorded $14,316,000 in revenue from our discontinued education business. Four sponsors of our discontinued education business - Inacom, Toshiba, Gilat and Sylvan - accounted for approximately 68% of our revenue, with Inacom, Toshiba and Gilat each accounting for more than 10% of our revenue during that period.

         Unless otherwise noted, the discussion below relates to our current and proposed business operations after the StarBand acquisition, and not the discontinued education business.


MARKET OPPORTUNITY

         SATELLITE MULTICASTING OF BROADBAND CONTENT.

         We recognize a growing benefit to organizations in publishing and delivering information - including data, audio, video, and other rich-media content to communities of users in geographically dispersed locations at high speeds and relatively low cost. Businesses can use bi-directional satellite-based networks to multicast to network locations, including areas not currently served by Internet service providers offering broadband connectivity, so that all target users can access the most recently updated information at any time. With this technology, network participants can, from a central location, deliver remote training, education, and rich-media advertising materials, display targeted video and graphics material, deliver live video links to remote sites, and high-speed, high-bandwidth access to the Internet. Companies can utilize multicasting to lower their communication costs, while improving their productivity and operational efficiencies.

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

         ANTICIPATED OPPORTUNITY IN LATIN AMERICA.

         The market for communications network services in Latin America has experienced growth in recent years. We believe that this market will continue to grow in the future. Some of the key factors responsible for this growth include:

         - Deregulation and privatization of government-owned telecommunications monopolies throughout Latin America, which allow for greater access to communications alternatives;

         - Growing demand for communications capacity driven by the increase in bandwidth-intensive applications, including the Internet; and

         - Continuous technological advances which are broadening applications for and decreasing the cost of both satellite and ground-based networks.


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

         Our network management services for bi-directional satellite-based communication and our proprietary managed browser technology allow us to deliver custom-designed Internet media networking solutions for conducting business transactions or viewing web-based content and training. We believe our services and products will have great appeal to potential subscribers and sponsors.

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

         -        authorization for credit card transactions;

         -        ability to order merchandise online;

         -        TV and music entertainment;

         -        point of sale polling and reporting;

         - management of communication between multiple offices and locations; and

         -        remotely-managed software application upgrades.

         WHAT WE OFFER TO SPONSORS.

We believe our private network offers an appealing opportunity for sponsors because we can provide the following:

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

         - Dynamic billboard. Our dynamic billboard is a fixed space on the PC screen that displays sponsorship messages and is larger than typical banner advertisements. The dynamic billboard displays new sponsorship messages periodically, for example, every 15 seconds. Our billboard is designed to allow users to click on the dynamic billboard and view the sponsor's message on a full-screen, rich-media interactive display, with full motion video and high quality audio.

         WHAT WE EXPECT TO OFFER IN LATIN AMERICA.

After the StarBand acquisition, we expect to provide satellite-based telephone and high-speed Internet access to consumer small business and home-office customers in Latin America to meet the demands of rural, suburban and other under served markets where broadband alternatives are limited. We believe our products will offer:

         -        reliable high-speed, always-on access;

         -        a superior subscriber experience unavailable elsewhere; and

         -        a flexible infrastructure.


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

INCREASE FUNDING FROM SPONSORS.

         We believe that our private networks will provide sponsors with an attractive means of offering their products and services to well-targeted businesses. We intend to develop innovative sponsorship relationships with leading brand marketers that support broad marketing objectives, including brand promotion, awareness, product introductions and ASP-delivered software. We expect many of these sponsorship arrangements will involve longer-term contracts and higher dollar values than traditional banner advertising deals. We also intend to offer traditional banner advertising options for sponsors.

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

         In addition, as part of our planned expansion into Latin America through the StarBand acquisition, we intend to:

PROVIDE BUNDLED INTERNET TELEPHONY SERVICES.

         We expect to provide bundled telephony and Internet services in Latin America. We anticipate using Gilat's technology to provide four telephony lines with toll-quality and an Internet connection with broadband quality, all over a single satellite antenna in a single unit.

ENHANCE OUR SUBSCRIBER'S EXPERIENCE.

         We will continue to invest in our underlying technology and capitalize on our relationship with Gilat to provide state-of-the-art technologies to our subscribers.

MAINTAIN A LOW-COST AND CAPITAL-EFFICIENT BUSINESS MODEL.

         We intend to design and operate our network around a low-cost and capital- efficient business model. For example, we expect to lease satellite capacity on existing communication satellites for our network rather than investing the significant time and capital necessary to design, launch and operate a proprietary fleet of satellites. As we grow our subscriber base, we anticipate lowering our costs further by working with Gilat and other partners to develop next-generation equipment and satellite capacity.


PRODUCTS AND SERVICES

         We are dedicated to providing a complete satellite-based solution for our customers. Installation, software customization, content uploading and downloading, and service support are all included in our solution as is, at the customer's election, computer hardware. These components of our solution are designed specifically for customers who have a critical need to deliver identical "rich" content to a large number of geographically separate locations at a cost-effective rate. Key elements of our approach are:

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

         OPERATIONS SERVICES.

         Our operations team provides support for out network clients, from the point of contract signing through procurement, installation, customer support and technical support. Our operations team manages all stages of the installation process, including new installations, upgrades, site relocations, changes, removals and redeployment of systems.

         NETWORK SERVICES.

         Our networks are centrally managed and web-based, and will come complete with real-time, in-depth monitoring, security and filtering capabilities.

         HARDWARE.

         We can provide a customized hardware package designed to meet a customer's networking needs. From a single client station to a 30-client computer network, we can provide the high performance tools and hardware necessary to connect the client to a network.

         MANAGED DESKTOP INTERFACE (RVISTA).

         Our proprietary browser technology - rVista - is fully customizable, which allows a business to operate its own branded network, multicasting to thousands of locations. The rVista platform allows our customers to conduct profile-driven demographic targeting, as well as offer complete e-procurement, e-commerce and advertising capabilities. Our proprietary browser also assists business users when they navigate through their extranet, launch web pages or search the Internet. The managed desktop allows a customer to improve productivity and save time by accessing all applications and tools from a convenient, stationary location rather than having to minimize windows, search directories, or fumble through lists of programs.

         SUPPORT.

         We intend to offer an end-to-end solution committed to complete customer satisfaction.


         In addition, as part of our planned expansion into Latin America through the StarBand acquisition, we intend to:

         - implement, operate and market our broadband Internet access services and voice services to consumers and small office/home office subscribers;

         - provide a bundled product with direct-to-home television service using our single satellite dish technology; and

         - provide such other technologies and products that our partners may develop.


SALES AND MARKETING

         As of February 27, 2002, we had a direct sales organization consisting of 3 sales professionals with an average of 19 years of experience per person. We intend to hire additional qualified sales professionals as needed to meet the demands of the marketplace.

         We intend to employ a variety of methods to promote our brands and to increase network usage by users, including technology incentive and product information training programs co-branded with partners. In addition, we intend to engage in an ongoing public relations campaign.

         As part of our planned expansion into Latin America through the StarBand acquisition, we intend to rely primarily on wholesale distribution channels to market our products and services.

PRINCIPAL MARKETS AND CUSTOMERS

         Our current focus is on developing a private network for the automotive collision repair industry, which performs more than $27 billion in repair work annually in the United States and includes approximately 60,000 shops in the United States and Canada. Our planned network is designed to streamline workflow between collision shops, distributors, suppliers, manufacturers and insurers by delivering industry information, computer-based training, application data and software to these participants directly on their desktop PC. We expect that the intended result will be reduced cycle time, improved communication, increased productivity, revenue gains and higher customer satisfaction.

         We launched a pilot network in four regions of the U.S. and Canada in the third quarter of 2001, and are commencing deployment of this network for subscribing participants.

         Our operations in 2001 were limited to building a pilot network. Accordingly, we did not generate any revenue.


INFRASTRUCTURE AND TECHNOLOGY

         Our satellite delivery system permits us to simultaneously multicast data, including full-motion video files, from our network operations center to each site in a given network. We believe that this is an efficient way of distributing files over a remote network in a business environment.

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

         Gilat, a leading provider of telecommunications solutions based on very small aperture terminal ("VSAT") satellite technology, supplies our satellite uplink equipment and satellite modem for customer installation. Gilat's wholly owned subsidiary, Spacenet Inc. ("Spacenet") provides us with our satellite space segment services.

COMPETITION

         The market for our products and services is new and rapidly evolving, and we expect competition in and around our market to intensify in the future. Except for Gilat, we are not aware of any competitor that currently offers or is planning to offer industry-specific private networks for different businesses in an industry via bi-directional satellite-delivered Internet connections. However, we face competition from a number of companies that provide products and services similar to portions of our products and services to a similar base of users, or both. For example, Hughes Electronics currently offers two-way satellite-based broadband Internet access to businesses, and it has alliances with America Online and Earthlink to promote their broadband services and content. Additionally, the Connexstar subsidiary of Gilat offers satellite-delivered internet connectivity with a limited selection of managed services. Although none are focusing on vertical markets at this time, companies such as AT&T, Worldcom, Sprint and other telecommunications companies have the customer base and resources to deliver such services via established terrestrial connections such as cable and DSL.

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

         With respect to our planned expansion into Latin America through the StarBand acquisition, our potential competitors will include other satellite service providers, local wire line and wireless telecommunications providers and cable modem service providers.

GOVERNMENT REGULATION

         The Internet is the subject of an increasing number of laws and regulations. These laws and regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. In particular, Congress has passed:

         - Child Online Protection Act of 1998. The Act makes it unlawful for anyone to knowingly distribute material for commercial purposes over the Internet to minors that is harmful to minors. It imposes additional restrictions and obligations and establishes the Commission on Online Protection to study and report to Congress on methods to help reduce access to harmful information by minors.

         - Children's Online Privacy Protection Act of 1998. The Act makes it unlawful for an operator of a web site or online service directed to children under 13 to collect, use or distribute personal information from a child under 13 in a manner which violates regulations to be proscribed by the Federal Trade Commission (the "FTC"). The FTC is in the process of issuing final regulations, which concern, among other things, the scope of the Act's parental consent requirements.

         - Protection of Children from Sexual Predators Act of 1998. This Act mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent.

         - Digital Millennium Copyright Act of 1998. This Act establishes limited liability for online copyright infringement by online service providers for listing or linking to third-party web sites that include copyright-infringing materials.

         The courts are in the process of interpreting these and other such laws and their applicability and reach, therefore, are not well defined. These, and other, laws may impose significant additional costs on our business, require us to change our operating methods, or subject us to additional liabilities. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership, copyright, defamation, obscenity and personal privacy is uncertain and developing. We may be subject to claims that our services violate such laws. Any new legislation or regulation in the United States or Latin America or the application of existing laws and regulations to the Internet could impose significant restrictions, requirements or additional costs on our business, require us to change our operating methods, business strategy, or subject us to additional liabilities and cause the price of our common stock to decline.

         The satellite industry is a highly regulated industry. In the United States, operation and use of satellites requires licenses from the FCC. As a lessee of satellite space, we could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, any of which may modify the present regulatory environment in the United States. While we believe that our satellite access providers will be able to obtain all U.S. licenses and authorizations necessary to operate effectively, they may not continue to be successful in doing so. Our failure to indirectly obtain some or all necessary licenses or approvals could seriously harm our business.

         In addition, as part of our planned expansion into Latin America through the StarBand acquisition, our international operations in Latin America will increase our exposure to international laws and regulations. Many of these laws are often complex and subject to variation and unexpected changes. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our operations. Additionally, foreign countries may confiscate our products and assets, or impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers. Our expected expansion into Latin America is also subject to factors beyond our control, such as political and economic instability, including the current political instability in Argentina.

INTELLECTUAL PROPERTY

         We seek to protect our intellectual property under relevant U.S. and international law regarding copyright, patents, trademarks and trade secrets as well as through confidentiality agreements with employees, consultants, contractors and business partners. We currently have eighteen patent applications on file with the United States Patent and Trademark Office. The proprietary technologies for which we are pursuing patents include those allowing us to:

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


EMPLOYEES

         As of February 27, 2002, rStar had 21 full time employees. Our employees are not represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and we believe that our employee relations are good.

EXECUTIVE OFFICERS

         rStar's executive officers, who are appointed by and serve at the discretion of the Board of Directors, and their ages as of February 27, 2002, are as follows:

         NAME              AGE                                         POSITION
Lance Mortensen             49        Chairman of the Board, Chief Executive Officer and President
Robert Edwards              50        Senior Vice President, Administration and Chief Financial Officer
Jay Scott                   53        Chief Operating Officer
David Wallace               38        General Counsel, Vice President and Secretary

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



ITEM 2. PROPERTIES

         We lease our principal offices in San Ramon, California, which as of February 19, 2002 consisted of approximately 16,100 square feet of office space. The San Ramon lease expires in August 2002. An additional approximately 5,400 square feet of office space is leased in San Jose, California, which lease will expire in September 2002. We have subleased the office space in San Jose at a monthly rate that approximately equals our monthly rental expense. Following the StarBand acquisition, we expect to relocate a majority of our operations to the StarBand offices in Florida.


ITEM 3. LEGAL PROCEEDINGS

         On or about October 22, 2001, STM Wireless, Inc. ("STM") filed an action entitled STM Wireless, Inc. v. Gilat Satellite Networks Ltd. et al., Orange County Superior Court Case No. 01 CC13531, by which action STM alleges that the named defendants, including the Company, improperly interfered with STM's bid to provide telecommunication services to rural areas of Peru. STM's complaint seeks unspecified damages.

         We are not a party to any legal proceedings that we believe could have a material adverse effect on our operating results and financial position. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

         Our common stock is traded publicly on the Nasdaq National Market under the symbol "RSTR". Our common stock has been publicly traded since October 20, 1999, and prior to March 21, 2001 traded under our original symbol - "IZAP". Our initial public offering price was $11.00 per share. Prior to our initial public offering, there was no established public trading market for the common stock.

         The following table shows the high and low common stock prices by quarter from the Nasdaq National Market of the common stock for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                           2001                     2000                    1999
                           ----                     ----                    ----

                     HIGH          LOW       HIGH           LOW       HIGH         LOW
                     ----          ---       ----           ---       ----         ---
First Quarter       $1.6094      $0.5000    $11.625       $5.8750    $  N/A       $ N/A
Second Quarter       1.1500       0.5500     8.0000        1.8125       N/A         N/A
Third Quarter        0.8300       0.3500     4.1875        1.5625       N/A         N/A
Fourth Quarter       0.5900       0.2400     2.5000        0.4688     13.75        5.31

         As of February 27, 2002, there were 63,802,563 shares issued and outstanding held by approximately 138 stockholders of record and approximately 3,600 beneficial owners of shares held by brokers and fiduciaries.

         We have never paid cash dividends on our common stock. Other than the special cash distribution described in the Business Section of Item 1 we expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Under the second amended acquisition agreement dated December 31, 2001, subject to limited exceptions, Gilat has agreed not to permit rStar to pay or declare any dividends or other distributions for the longer of (x) one year following the closing of the StarBand acquisition or (y) the date on which rStar's obligation to make the special cash distribution (as defined in the second amended acquisition agreement) has been satisfied in full or otherwise terminated in accordance with the terms of the second acquisition agreement. The second amended acquisition agreement also contains other restrictions on rStar's ability to declare or pay any dividends or other distributions on its capital stock.


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

                                                                                                                       PERIOD FROM
                                                                                                                      JUNE 25, 1997
                                                                                                                       (INCEPTION)
                                                                                 YEAR ENDED DECEMBER 31,                 THROUGH
                                                                         (In thousands except per share data)          DECEMBER 31,
                                                                    2001          2000         1999           1998         1997
                                                                    ----          ----         ----           ----         ----

STATEMENT OF OPERATIONS:
Net revenues from continuing operations                           $      -     $       -     $      -       $     -       $    -
Net revenues from discontinued operations                         $      -     $  14,316     $   2,542      $     -            -
Income (Loss) from continuing operations                           (15,111)       (6,858)          182         (122)         (54)
Loss from discontinued operations                                  (12,260)     (104,097)     (27,309)       (4,909)        (527)
Total net loss                                                     (27,371)     (110,955)     (27,127)       (5,031)        (581)
Preferred dividends actual, accreted, and deemed                          -         (213)     (17,965)         (606)           -
Net loss applicable to common stockholders                        $(27,371)    $(111,168)    $(45,092)      $(5,637)      $ (581)
Net income (loss) per share, basic and diluted continuing
 operations                                                       $  (0.27)    $   (0.16)    $  (0.91)       $ (0.06)      $(0.05)
Net income (loss) per share, basic and diluted discontinued
 operations                                                       $  (0.22)    $   (2.40)    $  (1.39)      $ (0.42)           -
Shares used in calculation of net loss per share, basic and
 diluted                                                            56,068        43,348       19,607        11,685       11,620

                                                                  DECEMBER 31,
                                          2001         2000          1999        1998       1997
                                          ----         ----          ----        ----       ----
BALANCE SHEET:
Cash and equivalents                     $31,034      $48,406      $112,714   $    815     $  275
Restricted Cash                              683          577           565          -          -
Total Current Assets                      32,055       48,981       113,141        820        288
Total Current Liabilities                  6,052       41,108        23,587        118        399
Total Liabilities                          6,052       61,653        36,879      5,726        861
Total Stockholders' equity (deficit)      29,984       11,575       114,313    (2,123)      (512)
Current Ratio                               5.30         1.19          4.80      6.95        .72

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We are building and managing industry-specific private networks for businesses to communicate with their vendors and customers via bi-directional, satellite-delivered Internet connections. Our core services and products include remote high-speed Internet access, data delivery, high-quality video, and networking services which can allow businesses to provide e-business services, such as merchant payment, in-store audio and video, employee benefits administration, employee training, and related services to their vendors and customers. We are initially focusing our efforts on building an industry-specific network for the collision industry. Once fully developed we intend to contribute the assets necessary to conduct the business to a currently inactive, 85% owned subsidiary. We began developing a new managed browser technology as an important component of our advertising-supported network serving the education market ("School Business") during 1999. Although the new browser was intended to replace the browser then installed in the schools in connection with our School Business, it was never deployed in that environment.

         Due to changes in our School Business, which led to its discontinuation, we decided to focus our efforts toward becoming a provider of satellite-based services to vertical markets. Accordingly, we are seeking to utilize the managed browser technology that was in development for the now discontinued School Business in our commercial business, including the StarBand Latin America business described below. Our solution utilizes "always on" satellite technology, which delivers technology tools and applications to small and medium-sized business entities. We customize our managed browser technology, or ("rVista(TM)") for each network to allow Internet access, in an industry-specific managed desktop environment, for conducting business transactions or viewing web-based content and training, and providing e-business services. We expect to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers.

         In October 2000, we announced that we were shifting our business focus and resources to pursue our current business, which we initiated in July 2000. Prior to that announcement, our principal focus was on building the School Business.

         Operations of the School Business commenced in September 1997 and we began offering sponsorships through our proprietary network in December 1998. Over the next two years, we built one of the largest broadband networks dedicated to education in the United States. This network was designed primarily for students aged 13-19 to provide a rich-media computer experience that was free to schools and easy to use. We provided each school participating in the network from 5 to 15 multimedia personal computers with monitors, a satellite-ready server, a laser printer and satellite-based broadband access to the Internet. In addition, we offered a proprietary, easy-to-use browser interface providing access to the Internet, over 13,000 pre-selected and indexed third-party educational web sites, educational tools, and other aggregated content and services.

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

     In connection with our change in business focus, we have undergone significant reductions-in-force during 2001. These actions, combined with attrition, have reduced our headcount approximately 77% from 120 employees at December 31, 2000 to 28 employees as of December 31, 2001. Total severance costs associated with these actions equaled approximately $735,000 for the twelve months of 2001.

         On April 23, 2001, we entered into an agreement with Gilat To Home Latin America (Holland) N.V. and Gilat concerning our acquisition of Gilat's StarBand Latin America business. See Item 1 for further details.

Gilat established StarBand Latin America as an entity focused on providing satellite-based telephone and high-speed Internet access to small business and home-office customers in Latin America. We also expect to offer to exchange up to 6,315,789 shares of our common stock for a combination of cash and Gilat ordinary shares. The StarBand acquisition, and the other transactions contemplated by the second amended acquisition agreement, are subject to the approval by our stockholders. The Company expects to hold a stockholder's meeting to vote on these matters some time in the first or second quarter of 2002.

         On April 23, 2001, the Company, Gilat, and the Spacenet subsidiary of Gilat entered into an agreement pursuant to which the Company would issue approximately 19.3 million shares of its common stock to Spacenet (or its affiliate-designee) in full satisfaction of the Company's outstanding obligations to Spacenet. On May 21, 2001, that transaction was completed.

CRITICAL ACCOUNTING POLICIES

         The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address the estimated loss on disposal of discontinued operations and asset impairment recognition. While the estimates and judgements associated with the application of these policies may be affected by different assumptions and conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate under the circumstances.


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

REVENUES

         We expect to generate revenue from a number of sources - end users of our industry-specific networks and vendors to those community of users, as well as end users of the StarBand Latin America business. We believe that end users will pay a fee for broadband Internet access, industry-specific content and other bundled products and services. Additionally, we believe vendors will pay for the right to occupy a priority position on our networks in order to gain special access to those customers, particularly considering that the network will provide, we believe, an efficient means to distribute training, new product and other vendor services and products. Revenues from these sources will be recognized as the services are rendered.

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

         In the twelve months ended December 31, 2001 and in all prior periods, there were no costs of revenues from continuing operations. All such costs were attributable to our discontinued School Business operations.

SALES AND MARKETING

         Sales and marketing expenses for continuing operations for the years ended December 31, 2001 and 2000 were $2,988,000 and $399,000 representing costs of personnel and overhead associated with initiating our new industry-specific private network business. In 2000, we were just starting to develop our new industry-specific private network business. In 1999 there were no sales and marketing expenses associated with continuing operations.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the year ended December 31, 2001 were $7,789,000 representing costs of personnel and overhead associated with initiating our new industry-specific private network business. Included in these general and administrative costs were legal costs, and consulting costs, relating to the acquisition agreement entered into on April 23, 2001 by the Company, Gilat to Home Latin America (Holland) N. V., and Gilat, the Company's major shareholder, amounting to approximately $1,320,000 for the twelve months ended December 31, 2001. The pending acquisition of StarBand Latin America by rStar is a combination of two entities under common control. As such, all transaction costs have been expensed as incurred. General and administrative expenses for the year ended December 31, 2000 amounted to $5,614,000. In 1999 general and administrative expenses for continuing operations totaled $673,000 and was comprised largely of depreciation on corporate equipment not directly related to the School Business.

RESEARCH AND DEVELOPMENT

         Research and development expenses for our continuing operations for the year ended December 31, 2001 were $2,619,000 representing costs of personnel and overhead associated with the development of our new industry-specific private network business, the majority of which related to furthering the development of our managed browser for use in that business. In 2000, research and development expenses were $817,000 as we were starting to develop our new industry-specific private network business. We are seeking to utilize the managed browser technology initially developed for our School Business to further develop industry-specific private networks in a commercial environment under the rVista(TM) brand name. In 1999 there were no research and development expenses associated with continuing operations.

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

AMORTIZATION OF DEFERRED STOCK COMPENSATION

         Amortization of deferred compensation for the years ended December 31, 2001, and 2000 was $490,000 and $180,000, respectively, relating to personnel associated with initiating our new industry-specific private network business. These amounts have been included in Sales and Marketing expenses, as $28,000 and $11,000, General and Administrative expenses, as $458,000 and $166,000, and Research and Development expenses as $4,000 and $3,000, for the years ended December 31, 2001 and 2000 respectively. In 1999 all amortization of deferred compensation, amounting to $6,056,000 was attributable to personnel who were dedicated to operating the discontinued education business.


         Amortization of deferred compensation relating to personnel operating the discontinued education business in 2000 amounted to $4,977,000 and such expense was included in the loss from discontinued operations figures in that year. The decline in overall expense in 2001 was largely due to the expiration of the amortization periods of earlier grants and the departure of several executives who were beneficiaries. No grants that would generate deferred compensation were made during the year ended December 31, 2001.

         Deferred stock compensation is amortized over the vesting period of the options, generally 3 to 4 years from the date of grant, or the performance period for various warrants we granted using a graded vesting method. All the remaining deferred compensation as of December 31, 2001 in the amount of $140,000 will be amortized over the next 12 months.

INTEREST INCOME AND EXPENSE

         Interest income totaled $1,616,000, $5,259,000 and $1,812,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in income from 1999 to 2000 was due to the investment of the proceeds of our public offering late in 1999 in interest-bearing securities and the decrease in income from 2000 to 2001 was due to diminishing cash balances available for investment, as significant proceeds from our initial public offering were used late in 2000 and throughout 2001 in support of School Business operations. Although that business was discontinued late in 2000 lease obligations related to computer equipment purchased in support of the business continued to consume cash in 2001.

         Interest expense totaled $2,253,000,$5,447,000 and $1,183,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in expense from 1999 to 2000 was associated with the substantial capital lease obligations incurred to finance computer equipment purchases in support of the School Business. The decrease in expense from 2000 to 2001 was associated with the settlement of the Spacenet lease obligations in April 2001 which was our largest lessor. Interest expense of $904,000,$3,809,000 and $867,000 for the years ended December 31, 2001, 2000 and 1999, respectively was with Spacenet, a related party.

         INCOME TAXES.

         There has been no provision for federal or state income taxes for any period since inception due to our net operating losses. At December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $130.1 million, which will expire beginning in fiscal year 2013 if not utilized. Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state tax code provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. Management has established a valuation allowance and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets. The net valuation allowance increased by approximately $4.5 million during the year ended December 31, 2001. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of net losses since inception and expected near-term future losses. We will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

LOSS FROM DISCONTINUED OPERATIONS

         For the year ended December 31, 2001, we reported a loss from discontinued operations of $12,260,000 which was a result of a $5,850,000 charge recorded to cover principally the cost of excess space segment bandwidth consumed by the School Business that resolved a discrepancy between Spacenet and the Company and $9,045,000 impairment charges to reflect a revised estimate of the net proceeds to be obtained from the sale of School Business assets. Partially offsetting these charges were actual expenses that were lower than the original estimates for which a reserve was established in December 2000. At December 31, 2001 all remaining school business assets have been sold.

         For the year ended December 31, 2000 we reported a loss from discontinued operations of $104,097,000. Of this loss, $61.1 million reflects the cost, net of $14.3 million of revenue, of deploying and operating the advertiser-supported school network. The other $42.9 million is the estimated loss on disposal of that network. This is comprised of asset impairment charges, totaling $34.2 million and estimated future net operating losses from January 1, 2001 to the June, 2001 expected disposal date. Severance and other estimated expenses comprise the $1.4 million remainder.

         For the year ended December 31, 1999 we reported a loss from discontinued operations of $27,309,000. This reflects the cost, net of $2.5 million of revenue, of developing, deploying and operating the advertiser-supported school network.

LIQUIDITY AND CAPITAL RESOURCES

         On April 23, 2001, the Company entered into an agreement to issue 19,396,552 shares of its common stock to Gilat Satellite Networks (Holland) B.V. (Spacenet's affiliate-assignee) in full satisfaction of the Company's outstanding obligations to Spacenet of approximately $45,000,000. These shares were issued on May 21, 2001.

         On September 7, 2001, Gilat and the Company announced revisions to a series of related transactions that will result in the acquisition by the Company of Gilat's StarBand Latin America business. In consideration for such acquisition, the Company will issue to Gilat, or its designee, approximately
43.1 million shares of the Company's common stock. Additionally, the Company announced a tender offer to acquire, in exchange for up to $10 million in cash and up to 466,150 ordinary shares of Gilat, up to 6,315,789 shares or approximately 29 percent of the Company's common stock not held by Gilat and its corporate affiliates. The tender offer is conditioned upon the purchase by the Company of Gilat's StarBand Latin America business.

         We have contractual obligations totaling approximately $6.2 million. The majority of these relate to capital and operating leases. The capital leases are principally for computer equipment deployed in the now-discontinued School Business while the operating leases are primarily related to office space. Additionally, we have an employment agreement with our chief executive officer and severance agreements with a number of other senior executives that provide for substantial payments if their employment is terminated, as is expected upon the acquisition of StarBand Latin America.


                                                      Payments due by period (000s)
                                        ----------------------------------------------------------
                                                                Less than               More than
Contractual Obligations                    Total                 1 year                  1 year
-----------------------                   ------                ----------              ----------
Capital Lease Obligations...............  $3,306                 3,306
Operating Leases........................     493                   489                    4
Employment and
severance agreements....................   2,392                 2,357                   35
                                          ------                ------                  ---
Total Contractual Cash
Obligations.............................  $6,191                $6,152                  $39

         We believe that our available cash resources will be sufficient to meet our expected working capital and capital expenditure requirements, including the cash that we expect to pay to our stockholders in the exchange offer, for the next 12 months based on our current business plan and that of StarBand Latin America. However, if by acquisition or other means, opportunities are presented to deploy our products and services more rapidly than currently planned, we may seek to raise additional funds. Additionally, we may require additional capital to develop new satellite-based private networks, respond to competitive pressures, acquire complementary technologies, or respond to unanticipated developments.

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


                                  RISK FACTORS

         Investors should carefully consider the risks described below. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our filings with the Securities and Exchange Commission, including our consolidated financial statements and other notes.

WE HAVE AN UNPROVEN BUSINESS MODEL AND A LIMITED OPERATING HISTORY.

         Because we discontinued our principal business - building an advertiser supported network serving the education market - and we have not completed the development of our industry-specific private network business, we have no operating history on which investors can base an evaluation of our business and prospects. Our revenue and income potential are unproven and our business model is unique and evolving. We have limited insight into trends that may emerge and affect our business.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

         We incurred net losses of approximately $189.8 million for the period of inception through December 31, 2001, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have not achieved profitability. We expect to have continued net losses and negative cash flows. The size of these net losses will depend, in part, on revenues from our sponsors and subscribers of the industry-specific private networks we intend to provide, and on the level of our expenses.

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

FOLLOWING THE STARBAND ACQUISITION AND THE EXCHANGE OFFER, GILAT WILL BE ABLE TO EXERCISE TOTAL INFLUENCE OVER rSTAR.

     Currently, Gilat beneficially owns approximately 65.5% of our common stock. Upon completion of the StarBand acquisition and the exchange offer, Gilat's beneficial ownership of our common stock will increase to approximately 86%, assuming that Gilat is issued the maximum number of shares upon rStar's exercise of the option for Gilat ordinary shares and under the provisions regarding the additional shares that may be issued to Gilat. Pursuant to the second amended acquisition agreement, Lance Mortensen, Charles Appleby and Michael Arnouse will tender their resignations from our Board of Directors at the closing of the StarBand acquisition. We expect Gilat to nominate five nominees, including two current Gilat nominees, at our stockholder's meeting. Gilat will, therefore, be able to exercise total control over all such matters as the election of our directors and other fundamental corporate transactions such as mergers, asset sales and the sale of rStar. Additionally, pursuant to the acquisition agreement, the Board of Directors is proposing certain changes to our Third Amended and Restated Certificate of Incorporation that, as permitted by the Delaware General Corporation Law, will allow Gilat to undertake certain actions without calling and holding a special meeting of stockholders. In addition, the Board of Directors intends to propose another amendment to our Third Amended and Restated Certificate of Incorporation that will permit Gilat, as our majority stockholder, to call a special meeting of rStar stockholders at any time. Accordingly, the influence of our other stockholders will be limited and may depress our stock price. Also, we cannot assure you that the interests of Gilat will not, from time to time, conflict with your interests as a stockholder.

WE MAY NOT REALIZE ANY BENEFITS FROM THE TRANSACTIONS CONTEMPLATED BY THE ACQUISITION AGREEMENT.

         Achieving the benefits of the transactions as reflected in the acquisition agreement will depend, in part, on the integration of StarBand Latin America's business, technology, operations and personnel into our operations. The integration of StarBand Latin America into rStar will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. Among the challenges involved in this integration are (i) demonstrating to our customers, suppliers, and strategic partners that the acquisition will not result in adverse changes in client service standards or business focus, (ii) persuading personnel that rStar's and StarBand Latin America's business cultures are compatible, (iii) retaining key personnel and addressing any adverse changes in business focus. We do not have experience in integrating operations on the scale represented by the acquisition, and it is not certain that we will be able to successfully integrate StarBand Latin America into our operations in a timely manner or at all, or that any of the anticipated benefits of the acquisition will be realized. Failure to do so could seriously harm our business, financial condition and operating results.

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

FAILURE TO COMPLETE THE TRANSACTIONS COULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

         If the Transactions are not completed for any reason, we may experience a number of adverse consequences, including the following:

         -        the market price of our common stock may decline;

         - an adverse reaction by our investors and potential investors could adversely affect future financing opportunities;

         - we may be required under certain circumstances to pay Gilat a termination fee and reimburse Gilat and GTH Latin America for any of their out of pocket expenses incurred in connection with the Acquisition Agreement and the Transactions; and

         -        our common stock may be delisted from the Nasdaq National
                  Market.


THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE STARBAND LATIN AMERICA ACQUISITION.

         In connection with the StarBand Latin America acquisition, we will issue new shares of rStar common stock to Gilat and certain of its subsidiaries that will dilute our results of operations on a per-share basis. This dilution could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of the issuance of additional shares. Additionally, the market price of our common stock may decline as a result of the transactions if:

         - the integration of rStar and StarBand Latin America is unsuccessful;

         - we do not achieve the perceived benefits of the StarBand Latin America acquisition as rapidly or to the extent anticipated by financial or industry analysts or investors; or

         - the effect of the StarBand Latin America acquisition on our financial results is not consistent with the expectations of financial or industry analysts or investors.

IF WE TERMINATE THE ACQUISITION AGREEMENT, WE MAY BE UNABLE TO FIND OR EFFECT ANY BUSINESS COMBINATION WITH ANOTHER SUITABLE PARTNER.

         If the Acquisition Agreement is terminated and our Board of Directors determines to seek another acquisition or business combination, there can be no assurance that we will be able to find a partner willing to enter into an equivalent or more favorable arrangement, and, as a result, our operations may be adversely affected. These factors could adversely affect our stock price as they may restrict our ability to pursue alternative business combinations.

BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS, YOU MAY LOSE THE ENTIRE AMOUNT OF YOUR INVESTMENT.

         We have never declared or paid any cash dividends on our common stock. Subject to certain limited exceptions, we expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Therefore, you will not receive any funds without selling your shares. Under the acquisition agreement, Gilat has agreed not to permit rStar to pay or declare any dividends or other distributions, other than the special cash distributions, for the longer of (x) one year following the closing of the StarBand acquisition or (y) the date on which rStar's obligation to make the special cash distributions has been satisfied in full or otherwise terminated in accordance with the terms of the acquisition agreement. Further, pursuant to the acquisition agreement, we expect to amend our Certificate of Incorporation to provide that, until such time as rStar has satisfied its obligation to make the special cash distributions, it shall not be permitted to declare or pay any dividend or other distributions on any of its capital stock other than rStar common stock and dividends payable in the form of additional shares of rStar capital stock. We cannot assure you that you will receive a return on your investment when you sell your shares of rStar common stock or that you will not lose the entire amount of your investment.

NASDAQ HAS SENT US NOTICES REGARDING THE POSSIBILITY OF DELISTING OUR COMMON STOCK.

         On February 14, 2002 we received a notice from the Nasdaq Stock Market that pursuant to Market place Rule 4450 (a)(5) our stock could be delisted from the Nasdaq National Market because the stock failed to close above a minimum bid price of $1.00 during the preceding 30 consecutive trading days. Pursuant to Market place Rule 4450 (e)(2), we have until May 15, 2002 to regain compliance with the minimum bid price requirements. A common course of action for companies attempting to maintain their listing by ensuring a bid price in excess of $1.00 is the institution of a reverse stock split. At present, we have made no decision with respect to this course of action but will continue to evaluate this alternative in light of all other options, including accepting a delisting determination. A reverse stock split could negatively impact the value of our stock by allowing additional downward pressure on the stock price as our relative value becomes greater following the reverse split. That is to say, the stock, at our new, higher price per share has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward.

On February 14, 2002, we also received a notice from the Nasdaq National Market which stated that pursuant to Market place Rules 4350(e) and 4350(g), unless we hold our stockholders meeting by March 29, 2002, our common stock would be delisted.

NASDAQ HAS SENT US A NOTICE OF ITS INTENTION TO REVIEW THE DECISION OF A NASDAQ LISTING QUALIFICATIONS PANEL THAT DETERMINED THAT OUR STOCK WOULD NOT BE DELISTED FROM THE NASDAQ NATIONAL MARKET

         On January 23, 2001 we received a notice from the Nasdaq Stock Market informing us that the Nasdaq Listing and Hearing Review Council ("Review Council") called for a review of the December 10, 2001 decision of the Nasdaq Listing Qualifications Panel ("Listing Panel") to permit our continued inclusion on the Nasdaq National Market, notwithstanding the view of the Listing Panel that, under Nasdaq Rules 4350(i)(c)(1) and 4350(i)(1)(c)(ii), a vote of our stockholders was necessary in connection with our debt for equity swap with Spacenet Inc. At the time of the consummation of that transaction with Spacenet Inc., stockholders owning a majority of our common stock advised us that they were in favor of the transaction, and we believed that no formal stockholder approval was required in connection with the debt for equity transaction. The Listing Panel's decision, which we received on December 10, 2001, followed a hearing conducted on August 9, 2001 concerning our compliance with Nasdaq's rules, including the minimum bid price rule.

         The Nasdaq Listing and Hearing Review Council advised us that it will likely issue its decision following its meeting in March 2002.

OUR SHARES OF COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH WOULD IMPAIR THEIR LIQUIDITY.

         If the shares of our common stock are delisted from the Nasdaq National Market, their liquidity will be impaired. Though we may decide, among other alternatives, to seek trading of our common stock on the Over-the-Counter Bulletin Board, or OTC market, if our common stock is delisted, the OTC market provides substantially less liquidity than the Nasdaq National Market, and stocks traded on the OTC market generally trade with larger spreads between the bid and the ask price, which may cause the trading price of our common stock to decline.

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

WE RELY HEAVILY ON OUR KEY PARTNERS, WHO ARE RELATED PARTIES, AND IF THEY TERMINATE THEIR STRATEGIC ALLIANCES WITH US OR IF THE ARRANGEMENTS FAIL TO MEET OUR OBJECTIVES, WE MAY EXPERIENCE DIFFICULTY OR DELAYS IN INSTALLING AND MAINTAINING OUR PLANNED NETWORKS AND OUR REVENUE GROWTH MAY SUFFER.

         We rely heavily on our strategic alliance relationships with Gilat and its wholly owned subsidiary, Spacenet. Our agreements with Gilat and Spacenet involve many aspects of our business, including deployment and operation of our planned industry-specific networks. Our arrangements with Gilat and Spacenet are complex and as a result, there are many risks related to these arrangements, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangements to meet the parties' objectives. If we fail to maintain these relationships, as anticipated, or if our partners do not perform to our expectations, the performance of our networks, and our ability to generate revenues, may be harmed.

WE ARE DEPENDENT ON RELATED PARTIES TO DEPLOY OUR PLANNED NETWORKS TO BUSINESS ENTERPRISES AND SUPPORT IT ONCE INSTALLED.

         We have used, and plan to continue to use, related parties such as Gilat and Spacenet to install and support our planned networks in business entities. In the past we have experienced difficulties resulting from the failure of third parties to manage successfully the wide-scale deployment of our discontinued education network in a school environment. Such failures, if duplicated in our new network business, would result in delays in the scheduled deployment of our networks and could limit or eliminate revenue generated from sponsorships, e-commerce and network services.

         We also rely on related parties to provide the majority of support necessary to maintain our networks once installed. Any inability to maintain or delays to the maintenance of this equipment would lead to lower revenue generated from sponsorships, e-commerce and network services.

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

GOVERNMENT REGULATION AFFECTING OUR BUSINESS STRATEGY COULD HARM OUR BUSINESS.

         Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. In addition, the courts have not yet significantly interpreted these new laws, and consequently their applicability and reach are not defined. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership, copyright, defamation, obscenity and personal privacy is uncertain and developing. We may be subject to claims that our services violate such laws.

         Governmental regulations may prevent us from choosing our business partners or restrict our activities following the StarBand acquisition. For example, a particular Latin American country may decide that high-speed data networks used to provide access to the Internet should be made available generally to Internet service providers and may require us to provide our wholesale service to any Internet service providers that request it, including entities that compete with us. Additionally, relevant zoning ordinances may restrict the installation of satellite antennas, which might also reduce market demand for our service. Governmental authorities may also increase regulation regarding the potential radiation hazard posed by transmitting earth station satellite antennas' emissions of radio frequency energy, which may negatively impact our business plan and revenues.

         Any new legislation or regulation, particularly in the United States of America or in Latin America or the application of existing laws and regulations, related to the Internet could impose significant restrictions, requirements or additional costs on our business, require us to change our operating methods, business strategy, or subject us to additional liabilities and cause the price of our common stock to decline.

WE MAY SUFFER FOREIGN EXCHANGE RATE LOSSES.

         Following the StarBand acquisition, our international revenues and expenses will be denominated in local currency. Therefore, a weakening of other currencies compared to the U.S. dollar could make our products less competitive in foreign markets and could negatively affect our operating results and cash flows. We do not currently engage in currency hedging activities, although in some instances we will reserve the right to engage in such activities. We have not yet, but may in the future, experience significant foreign currency transaction losses, especially to the extent that we do not engage in currency hedging.

THE SUCCESS OF OUR INTERNATIONAL OPERATIONS FOLLOWING THE STARBAND ACQUISITION IS DEPENDENT ON MANY FACTORS BEYOND OUR CONTROL WHICH COULD ADVERSELY AFFECT OUR ABILITY TO OFFER OUR PRODUCTS AND SERVICES IN LATIN AMERICA AND OUR PROFITABILITY.

         Following the StarBand acquisition, our international operations in Latin America will increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs, delays and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may confiscate our products or impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. In addition, our international operations in Latin America are also subject other factors beyond our control, such as political and economic instability, including the current political instability in Argentina.

     Our expansion in foreign markets will require us to respond to rapid changes in market conditions in these countries. Our overall success as an international business will depend, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we expect to do business following the completion of the StarBand acquisition.

BECAUSE WE WILL OPERATE IN FOREIGN COUNTRIES, WE MAY FACE LIABILITY UNDER THE U.S. FOREIGN CORRUPT PRACTICES ACT AND OTHER REGULATIONS.

         Following the StarBand acquisition, we will be subject to additional provisions the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or maintaining business. As a result, we may be exposed to liability under this Act as a result of past or future actions taken with or without our knowledge by our agents, strategic partners or other intermediaries. For many of our activities, we are also subject to the U.S. foreign export control laws.

BARRIERS TO INTERNATIONAL EXPANSION COULD LIMIT OUR FUTURE GROWTH.

     Expansion of our Latin American operations following the StarBand acquisition will require significant management attention and financial resources. Expenses incurred in expanding international operations might never result in increased revenue. We face certain risks inherent in conducting business internationally, such as:

     - difficulties and costs of staffing and managing international operations;

     - difficulties in recruiting and training an international staff;

     - difficulties in entering into strategic relationships with companies in international markets;

     - language and cultural differences;

     - difficulties in collecting accounts receivable and longer collection periods; and

     - seasonal business activity in certain parts of the world.

Any of these factors could seriously harm our international operations and, consequently, our business.



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

         The future success of our business depends on the security of our planned networks. Computer viruses or problems caused by our users or other third parties, such as the sending of excessive volumes of unsolicited bulk e-mail or "spam," could lead to interruptions, delays, or cessation in service to our users. In addition, the sending of "spam" through our networks could result in third parties asserting claims against us. We may not prevail in such claims and our failure to do so could result in large judgments that would harm our business. Users or other third parties could also potentially jeopardize the security of confidential information stored in our computer systems by their inappropriate use of the Internet, including "hacking," which could cause losses to us, or our users or deter persons from using our services. Users or third parties may also potentially expose us to liability by "identity theft," or posing as another network user. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in our computer systems and that of our users.

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

         We leased satellite bandwidth from Spacenet for our discontinued School Business. We have agreed to lease all of our satellite transponder capacity from Spacenet and other third parties. If we achieve the substantial subscriber growth that we anticipate, we will need additional satellite capacity. If we are unable to procure this capacity, we may be unable to provide service to our subscribers or the quality of service we provide may not meet their expectations. There is no assurance that these third parties will continue to provide the capacity and positioning we need on reasonable terms, or at all. If we were forced to change our satellite capacity providers, we would be forced to spend significant time and resources finding alternative providers and re-pointing antennas. If, for any reason, we are not able to obtain the benefits of the lease with Spacenet or another satellite provider on favorable terms, our business could be significantly jeopardized, as it is bi-directional satellite-based.

         The satellite industry is a highly regulated industry. In the United States, operation and use of satellites requires licenses from the FCC. As a lessee of satellite space, we could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, any of which may modify the present regulatory environment in the United States of America. While we believe that Spacenet will be able to obtain all U.S. licenses and authorizations necessary to operate effectively, it may not continue to be successful in doing so. Our failure to indirectly obtain some or all necessary licenses or approvals could impose significant additional costs and restrictions on our business, require us to change our operating methods, or result in us no longer being able to provide our service to affected users.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY AGAINST OUR CURRENT AND POTENTIAL COMPETITORS, THEN WE MAY LOSE USERS TO OTHER SERVICES, WHICH COULD RESULT IN LOWER USAGE OF OUR PLANNED NETWORKS AS WELL AS LOWER THAN EXPECTED REVENUES.

 The market for our industry-specific private network products and services is new and rapidly evolving, and we expect competition in and around this market to intensify in the future. While we do not believe any of our competitors currently offer the bundle of products and services we will offer, we face competition from a number of companies who (i) provide services and functionality similar to some of our services and functionality, (ii) who market products and services to a similar base of users, or both, and (iii) could in the future seek to compete more directly with us. For example, Hughes Electronics currently offers one-way satellite based broadband Internet access to businesses, and it has an alliance with America Online to promote America Online's broadband services and content. We therefore believe that our greatest potential competitive threat is posed not by a single company, but a combination of one or more companies that each addresses different parts of our new business model.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED.

         We expect to use our existing cash for general corporate purposes, developing StarBand Latin America business, expanding our sales and marketing activities if the prospects for our vertical market business remain encouraging, continuing investments in technology and product development and other capital expenditures, as well as working capital and other corporate expenses, including the funding of net losses from operations. We believe that our existing capital resources will be sufficient to meet our cash requirements for at least the next 12 months. However, our cash requirements are large, and depend on several factors, including cash outflows due to lease obligations, the rate of expansion of our planned industry-specific private networks, our success in generating revenues, the growth of sales and marketing efforts, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds were raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy our planned networks, develop or enhance our services, take advantage of future opportunities or respond to competitive pressures. Given Gilat's majority ownership and future control of the Board of Directors, all future financing decisions will be made by Gilat.

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

WE MAY BE SUBJECT TO LIABILITY FOR SERVICES SOLD THROUGH OUR NETWORK.

         To date, we have had very limited experience in enabling consumers to directly purchase products and services online or in the development of relationships with manufacturers or suppliers of such products and services. However, we plan to develop a range of e-commerce opportunities in connection with our industry- specific private networks. Network users may sue us if the products or services sold online are defective, fail to perform properly or injure the user. Liability claims resulting from our sale of products could require us to spend significant time and money in litigation or to pay significant damages.

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

         We do not have any experience in doing business in Latin America. Our employees, outsourcing arrangements, systems, procedures and controls may be inadequate to support our future operations. In particular, once the acquisition of StarBand Latin America is completed, we expect that demands on the network infrastructure and our technical support resources will increase rapidly as our customer base grows. We may therefore experience difficulties meeting a high demand for services in the future or encounter problems in dealing with the customs of various countries in Latin America. In order to meet this demand, we will need to hire, train and retain the appropriate personnel, as well as the third-party service providers we depend on for customer service, to manage our operations. We will also need to adapt our financial and management controls, billing and information systems, reporting systems and operating systems. Our failure to manage growth and expansion effectively, or the failure by one of our service providers to adequately perform ts services, could harm our ability to retain or grow our customer base which in turn would harm our business, financial condition and results of operations.

THE LOSS OF KEY PERSONNEL MAY HURT OUR ABILITY TO OPERATE OUR BUSINESS EFFECTIVELY.

         Our success depends, in part, upon the continued contributions of the principal members of our sales, engineering and management departments, many of whom perform important management functions and would be difficult to replace. The loss of the services of any key personnel could seriously harm our business.

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

OUR DEPENDENCE ON THIRD PARTIES FOR OUR INTELLECTUAL PROPERTY PUTS US AT RISK IF THIS INTELLECTUAL PROPERTY IS NOT PROPERLY PROTECTED OR INFRINGES UPON THE RIGHTS OF OTHERS.

         We rely exclusively on third parties like Gilat and Spacenet for most of the intellectual property used in our business. If Gilat or any of our other suppliers fails to adequately protect their intellectual property or is found to be infringing on the intellectual property rights of other parties, our ability to operate our business as expected may, in turn, be harmed.

         Infringement claims could materially harm our business and financial condition. From time to time, we may receive notice of claims of infringement of third parties' proprietary rights. The fields of telecommunications and Internet communications are filled with domestic and international patents, both pending and issued. We may unknowingly infringe such a patent. We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others, especially patent rights. Someone, including a competitor, might file a suit with little merit, in order to harm us commercially, to force us to re-allocate resources to defending such a claim, or extract a large settlement. In addition, our employees might utilize proprietary and trade secret information from their former employers without our knowledge, even though we prohibit these practices. Any litigation, with or without merit, could be time consuming to defend, result in high litigation costs, divert our management's attention and resources or cause us to delay deployment of related technology. A jury or judge may decide against us even if we had not in fact infringed. If we lose or are forced to settle, we could be required to remove or replace allegedly infringing technology, to develop non-infringing technology or to enter into royalty or licensing arrangements. These royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all.

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

         Despite our efforts to protect our intellectual property, we may be unsuccessful in doing so. We may be unable to obtain patents or register trademarks for a variety of reasons, including a mistaken belief that these items are eligible for intellectual property protection or that we are the entity entitled to this protection, if any. Our copyrights and trade secrets may similarly turn out to be ineligible for legal protection. In addition, parties may attempt to disclose, obtain or use our proprietary information despite, or in the absence of, a confidentiality agreement. Some foreign countries do not protect intellectual property rights to the same extent as the United States of America, and intellectual property law in the United States of America is still uncertain and evolving as applied to Internet- related industries. The status of domain names and the regulatory bodies in charge of them is also unsettled. Any inability to register or otherwise protect our intellectual property rights could seriously harm our business since it could enable competitors to copy important features on our network.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2001 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. As of December 31, 2001, we had not engaged in any significant foreign currency activity.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information as of February 27, 2002 regarding our current directors and nominees for Directors of the Board. There is no family relationship among any of the Directors or executive officers of rStar.

NAME                AGE                                 PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
Lance Mortensen      49      See Part I, "Executive Officers".

Charles Appleby      53      Mr. Appleby has been a member of our Board of Directors since January 2001. Mr. Appleby is president and an equity holder of CAVCO, Inc., a private investment company, positions he has held for the past
                             5 years. Prior to that, from 1984 to 1996, Mr. Appleby was a founding partner in the accounting firm of Grenadier, Appleby, Collins & Company, specializing in taxation matters including income, estate and gift for individuals, corporations, estates and trusts for residents and non-residents. Mr.
                             Appleby holds an MBA from Stetson University and is a retired colonel in the Florida Army National
                             Guard. He is Chair of the Audit Committee and a member of the Compensation Committee. (See also Item
                             13. Other Transactions.)

Michael Arnouse      45      Mr. Arnouse has been a member of our Board of Directors since October 1998. Mr. Arnouse has spent the past 10 years as a business consultant and financier for private and publicly traded companies. During that period, he had financed more than 50 transactions totaling in excess of five hundred million dollars. Mr. Arnouse co-founded Sky Trek International Airlines and served as Chairman of the Board of
                             Directors from January 1996 until June 1998 and continues to serve on its board. Mr. Arnouse is currently employed as Chairman and President of Wharton Capital Partners Ltd., a New York based investment banking and financial consulting firm. Mr. Arnouse also serves as president of State
                             Capital Market Group Ltd., a privately owned investment and business consulting company. He is Chair of the Compensation Committee and a member of the Audit Committee.

Amiel Samuels        42      Mr. Samuels has been a director of rStar since May 2001 and a member of rStar's audit committee since
                             June 2001. He also currently serves as the Vice President, Broadband Networks of Gilat, a position he has held since 1998. At Gilat, Mr. Samuels is responsible for a number of corporate transactions, including merger and acquisition transactions, several corporate finance, and certain strategic partnerships. Prior to joining Gilat, Mr. Samuels was an investment banker for Lehman Brothers from
                             1989 to 1998 and worked in both their New York and Tel Aviv offices, focusing on investment banking transactions for high technology companies. Mr. Samuels is a citizen of both the United States and
                             Israel.

Sasson Darwish       36      Mr. Darwish has been a director of rStar since May 2001. Mr. Darwish also currently serves as
                             President of Emblaze Systems, Inc., a subsidiary of Emblaze Systems Ltd., a publicly held Israeli company whose shares are quoted on the London Stock Exchange. Emblaze provides streaming multimedia solutions over wireless networks. As President of Emblaze, Mr. Darwish is responsible for all U.S.
                             operations, including sales, business development, marketing and personnel. Prior to joining Emblaze,
                             Mr. Darwish worked as an investment banker for Lehman Brothers from 1996 until 2000, focusing on software and Internet infrastructure investment banking for leading companies in the telecommunications, Internet and software industries. Mr. Darwish is an Israeli citizen.


COMPENSATION OF DIRECTORS

         In fiscal year 2001, each Director who was not an employee of rStar or any of its subsidiaries ("non-employee director") received fees for his service as a Director. Each non-employee director received an annual retainer of $10,000, plus $1,000 for each Board meeting they attend. Directors who serve as a chair for the Compensation or Audit Committees each receive an additional fee of $750 for each committee meeting they chair. All other non-employee directors receive a fee of $500 for each committee meeting they attend. Directors are also reimbursed for out of pocket expenses in attending Board meetings.

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


BOARD MEETINGS AND COMMITTEES

         The Board of Directors held a total of 10 meetings (including regularly scheduled and special meetings) during fiscal 2001. During the last fiscal year, no incumbent director while a member of the Board of Directors attended fewer than 75% of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees on which such director served.

         Our Board of Directors has 2 standing committees: an Audit Committee and a Compensation Committee. The Audit Committee, which currently consists of Messrs. Appleby, Arnouse, and Samuels is responsible for, among other things,
(1) recommending engagement of our independent auditors, (2) approving the services performed by such auditors, (3) consulting with such auditors and reviewing with them the results of their examination, (4) reviewing and approving any material accounting policy changes affecting our operating results, (5) reviewing our control procedures and personnel, and (6) reviewing and evaluating our accounting principles and our system of internal accounting controls. The Audit Committee held 7 meetings during fiscal year 2001.

         The Compensation Committee, which currently consists of Messrs. Arnouse and Appleby, is responsible for (1) reviewing and approving the compensation and benefits for our officers and other employees, (2) administering our stock purchase and stock option plans, and (3) making recommendations to the Board of Directors regarding such matters. The Compensation Committee did not conduct any formal meetings during fiscal year 2001. Neither Mr. Arnouse nor Mr. Appleby is an officer or employee of rStar or its subsidiaries.

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

         Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5 was required for such persons, we believe that during fiscal 2001 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.


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

                                                                                          SECURITIES
                                        FISCAL         SALARY                BONUS        UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR           ($)                   ($)         OPTIONS (#)
---------------------------              ----           ---                   ---         -----------
                                                                                           LONG-TERM
                                                               ANNUAL                    COMPENSATION
                                                            COMPENSATION                    AWARDS
                                                            ------------                    ------
Lance Mortensen(1)                        2001         275,000              103,125                0
Chairman, CEO and President               2000         261,692                    0                0
                                          1999         248,400                    0                0
Robert Edwards(2)                         2001         210,101               57,050           50,000
SVP, Administration and CFO               2000         154,000                    0          250,000
                                          1999               0                    0                0
Christophe Morin(3)                       2001         184,583               49,979          125,000
VP, Marketing                             2000         109,000                    0          125,000
                                          1999               0                    0                0
Jay Scott(4)                              2001         208,541               89,250          400,000
Chief Operating Officer                   2000         131,000                    0                0
                                          1999               0                    0                0
David Wallace(5)                          2001         183,542               44,425          211,900
VP, General Counsel and Secretary         2000         147,625                    0           30,000
                                          1999           6,379                    0            8,100


-----------

(1) Mr. Mortensen served as our Chief Executive Officer from June of 1997 to September of 1999. He was renamed Chief Executive Officer in October 2000.

(2)      Mr. Robert Edwards joined us in March 2000 in his current position.

(3) Mr. Morin joined us in May 2000 and served in his current position since April 2001 through February 5, 2002.

(4) Mr. Scott joined us in March 2000 and has served in his current position since January 2001.

(5) Mr. Wallace joined us in November 1999 and has served in his current position since January 2001.


OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth, as to the Named Officers, information concerning stock options granted during the fiscal year ended December 31, 2001.







                                           PERCENT OF
                                         TOTAL OPTIONS                                            5%                 10%
                                           GRANTED TO                                             --                 ---
                          NUMBER OF        EMPLOYEES                                              POTENTIAL REALIZABLE
                          SECURITIES       IN FISCAL                                                VALUE AT ASSUMED
                          UNDERLYING        YEAR (2)                                             ANNUAL RATES OF STOCK
                           OPTIONS          --------            EXERCISE      EXPIRATION           PRICE APPRECIATION
NAME                     GRANTED (1)      INDIVIDUAL GRANTS      PRICE           DATE             FOR OPTION TERM (4)
----                     -----------      -----------------      -----           ----             -------------------

Lance Mortensen                    0               0                N/A            N/A                   0                     0
Robert Edwards                50,000            3.0%             $0.7188         1/3/11            $ 9,500              $ 36,500
Christophe Morin             125,000            7.5%             $0.7188         1/3/11            $23,750              $ 91,250
Jay Scott                    400,000           24.0%             $0.7188         1/3/11            $76,000              $292,000
David Wallace                211,900           12.7%             $0.7188         1/3/11            $40,250              $154,700

-----------

(1) All options in this table were granted under the 1998 Stock Plan and have exercise prices not less than the fair market value on the date of grant. All such options have 10-year terms. Options vest over a 4-year period at the rate of one-fourth on the first anniversary of the vesting commencement date and monthly thereafter.

(2) We granted options to purchase 1,665,913 shares of Common Stock to employees and consultants in fiscal 2001.

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

OPTION EXERCISES AND HOLDINGS


         The following table sets forth, as to the Named Officers, certain information concerning stock options exercised during fiscal 2001 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2001. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of December 31, 2001.




                                                     EXERCISABLE          UNEXERCISABLE     EXERCISABLE          UNEXERCISABLE
                        SHARES                       -----------          -------------     -----------          -------------
                      ACQUIRED ON       VALUE               NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                       EXERCISE       REALIZED             UNDERLYING UNEXERCISED                  IN-THE-MONEY OPTIONS
NAME                      (#)            ($)             OPTIONS AT FISCAL YEAR END            AT FISCAL YEAR END ($)(1)(2)
----                      ---            ---             --------------------------            ----------------------------
Lance Mortensen            0              0            300,000                   0                0                     0
Robert Edwards             0              0            106,249             193,751                0                     0
Christophe Morin           0              0             49,479             200,521                0                     0
Jay Scott                  0              0             76,562             323,438                0                     0
David Wallace              0              0             18,593             231,407                0                     0


-----------

(1) Market value of underlying securities based on the closing price of Company's Common Stock on December 31, 2001 (the last trading day of fiscal year 2001) on the Nasdaq National Market of $0.3900 minus the exercise price.

(2) The exercise price of options granted exceeds the fair market value of $0.3900 of our Common Stock on December 31, 2001.

                          COMPENSATION COMMITTEE REPORT



REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

         This report dated as of March 2, 2002, is provided by the Compensation Committee (the "Committee") of the Board of Directors to assist stockholders in understanding the Committee's objectives and procedures in establishing the compensation of our Chief Executive Officer and our other senior officers.

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

         The Committee's 2001 compensation actions and policies were based on recommendations on our executive compensation practices from Watson Wyatt, an outside consulting firm that specializes in executive compensation, internally generated information, comparative pay practice data, and its own review of the status of the executive compensation program that was adopted by the Committee in 1999. As a result of its comprehensive review, the

Committee implemented changes to increase the percentage of pay that can be earned under the annual and long-term incentive compensation programs. To seek to better align the executive officers' interests with those of our stockholders, the Committee also increased the number of shares subject to stock option grants.

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

CHIEF EXECUTIVE OFFICER COMPENSATION

         Mr. Mortensen resumed service as our Chief Executive Officer in October 2000. In determining the compensation of our Chief Executive Officer for the fiscal year ended December 31, 2001, we used an industry survey of compensation paid to chief executive officers of comparable companies, with a focus on those companies located in the San Francisco Bay Area, as well as our corporate individual objectives for the fiscal year. Mr. Mortensen's annual base compensation for fiscal year 2001 was $275,000. Mr. Mortensen received $103,125 as an employee bonus for the fiscal year ended December 31, 2001.

         Mr. Mortensen did not receive a stock option grant or stock award for fiscal year 2001.

OTHER EXECUTIVE COMPENSATION

 We provide certain compensation programs to executives that are also available to our other employees, including pre-tax savings plans and medical/dental/vision benefits. There are no pension programs. We do not provide executive perquisites such as club memberships.

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



[PERFORMANCE LINE GRAPH]


RSTAR CORP

                                                                     Cumulative Total Return
                                                      -----------------------------------------------------
                                                      10/20/99        12/99           12/00           12/01
RSTAR CORP.                                             100.00        78.41            5.12            3.55
NASDAQ STOCK MARKET (U.S.)                              100.00       145.70           87.63           69.54
JP MORGAN H & Q INTERNET 100                            100.00       190.23           73.19           47.10



                                                              Begin:    10/20/99
                                                         Period End:    12/31/01
RSTAR CORP                                                      End:    12/31/01

                                           Beginning
                Transaction     Closing      No. Of     Dividend    Dividend     Shares      Ending     Cum. Tot.
   Date*            Type        Price**    Shares***   per Share      Paid     Reinvested    Shares      Return
   -----            ----        -------    ---------   ---------      ----     ----------    ------      ------
   20-Oct-99      Begin          11.000      9.09                                             9.091      100.00

   31-Dec-99     Year End         8.625      9.09                                             9.091       78.41

   31-Dec-00     Year End         0.563      9.09                                             9.091        5.12

   31-Dec-01       End            0.390      9.09                                             9.091        3.55


*        Specified ending dates or ex-dividends dates.

** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.

***'     Begin Shares' based on $100 investment.


                                                              Begin:    10/20/99
                                                         Period End:    12/31/01
NASDAQ                                                          End:    12/31/01

                                        Beginning
               Transaction   Closing      No. Of     Dividend    Dividend     Shares      Ending    Cum. Tot.
   Date*           Type      Price**    Shares***   per Share      Paid     Reinvested    Shares      Return
   -----           ----      -------    ---------   ---------      ----     ----------    ------      ------
   20-Oct-99      Begin       936.990      0.11                                           0.107      100.00

   31-Dec-99     Year End    1365.176      0.11                                           0.107      145.70
   31-Dec-00     Year End     821.131      0.11                                           0.107       87.63
   31-Dec-01       End        651.557      0.11                                           0.107       69.54

*        Specified ending dates or ex-dividends dates.

** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.

***      'Begin Shares' based on $100 investment.



                                                              Begin:    10/20/99
                                                         Period End:    12/31/01
JP MORGAN H & Q INTERNET                                        End:    12/31/01

                                       Beginning
              Transaction   Closing      No. Of     Dividend    Dividend     Shares      Ending     Cum. Tot.
   Date*          Type      Price**    Shares***   per Share      Paid     Reinvested    Shares      Return
   -----          ----      -------    ---------   ---------      ----     ----------    ------      ------
   20-Oct-99     Begin      479.830      0.21                                             0.208      100.00

   31-Dec-99    Year End    912.760      0.21                                             0.208      190.23
   31-Dec-00    Year End    351.200      0.21                                             0.208       73.19
   31-Dec-01      End       225.980      0.21                                             0.208       47.10


*        Specified ending dates or ex-dividends dates.

** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.

***      'Begin Shares' based on $100 investment.

  COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN* AMONG rSTAR CORPORATION, THE
      NASDAQ STOCK MARKET (U.S.) INDEX AND THE JP MORGAN H&Q INTERNET INDEX



* $100 invested on 10/29/99 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



PRINCIPAL STOCKHOLDERS

The following table sets forth as of March 3, 2002 certain information relating to the ownership of our Common Stock by: (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of rStar Common Stock; (ii) each of our directors; (iii) each of the officers named in the Executive Compensation Table on page 35, hereof; and (iv) all of our directors and executive officers as a group.

                                                                              SHARES           PERCENTAGE
                                                                           BENEFICIALLY       BENEFICIALLY
5% STOCKHOLDERS, DIRECTORS AND OFFICERS                                     OWNED (1)            OWNED
---------------------------------------                                     ---------            -----
5% STOCKHOLDERS (2):
Gilat Satellite Networks, Ltd. (3)                                         41,814,643            65.5%
Lance Mortensen , also a director (4)                                       6,430,875            10.1%
Michael Arnouse , also a director (5)                                       3,617,554             5.7%

DIRECTORS:
Charles Appleby (6)                                                           813,335             1.3%
Amiel Samuels (7)                                                              58,646                *
Sasson Darwish (8)                                                                  -                -

EXECUTIVE OFFICERS:
Robert Edwards (9)                                                            143,234                *
Christophe Morin (10)                                                          85,937                *
Jay Scott (11)                                                                163,457                *
David Wallace (12)                                                             88,436                *
All directors and executive officers as a group (9 persons)                11,398,828            17.9%


-----------

*        Less than 1%

(1) The number of shares owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days of March 3, 2002 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2) Unless otherwise indicated, the address of each of the individuals or entities named above is: c/o rStar Corporation, 3000 Executive Parkway, Suite 150, San Ramon, CA 94583.

(3) Based on Schedule 13D/A filed with the SEC on May 21, 2001, Gilat held shared voting as to 41,814,643 of such shares. Gilat indicates that it had no sole voting, sole dispositive, or shared dispositive power over such shares. Gilat's address is 1651 Old Meadow Road, McLean Virginia 22102.

(4) Includes options to purchase 300,000 shares of our common stock exercisable within 60 days of March 3, 2002. Mr. Mortensen is Chairman of the Board, Chief Executive Officer and President of the Company.

(5) Includes options to purchase 40,000 shares of our common stock exercisable within 60 days of March 3, 2002. Mr. Arnouse is a director of rStar. Mr. Arnouse's address is 545 Madison Avenue, New York, NY 10022.

(6) Includes options to purchase 6,667 shares of our common stock exercisable within 60 days of March 3, 2002. Mr. Appleby is a director of rStar. Mr. Appleby's address is 9250 Baymeadows Road, Suite 220, Jacksonville, FL 32256.

(7) Includes shares of rStar common stock that are controlled by Mr. Samuels' spouse. Mr. Samuels disclaims beneficial ownership of these shares. Mr. Samuels's address is c/o Gilat Satellite Networks Ltd., 21 Gilat Yegia Kapayim Street, Kiryat Arye, Petah Tikva 49130, Israel.

(8) Mr. Darwish's address is c/o Emblaze Systems, Inc., 424 Madison Avenue, 16th Floor, New York, New York.

(9) Includes options to purchase 12,502 shares of our common stock exercisable within 60 days of March 3, 2002. Mr. Edwards is Senior Vice President, Administration and Chief Financial Officer of rStar.

(10) Mr. Morin served as Vice President, Marketing of rStar through and including March 3, 2002.

(11) Includes options to purchase 16,666 shares of our common stock exercisable within 60 days of March 3, 2002. Mr. Scott is Chief Operating Officer of rStar.

(12) Includes options to purchase 10,416 shares of our common stock exercisable within 60 days of March 3, 2002. Mr. Wallace is Vice President, General Counsel and Secretary of rStar.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK TRANSACTIONS

         Since January 2001, as part of our normal review and determination of compensation, we have granted the following options to our executive officers:

         - In January 2001, Robert Edwards, Senior Vice President, Administration and Chief Financial Officer, was granted options to purchase 50,000 shares, respectively, of our Common Stock at an exercise price of $0.7188. These options vest over 4 years at a rate of one-fourth on the anniversary of the vesting commencement date and monthly thereafter;

         - In January 2001, Christophe Morin, Vice President of Marketing, was granted options to purchase 125,000 shares of our Common Stock at an exercise price of $0.7188 per share. These options vest over 4 years at a rate of one-fourth on the anniversary of the vesting commencement date and monthly thereafter;

         - In January 2001, Jay Scott, Chief Operating Officer, was granted options to purchase 400,000 shares of our Common Stock at an exercise price of $0.7188 per share. A portion of these options , 225,000 shares, vest over 4 years at a rate of one-fourth on the anniversary of the vesting commencement date and monthly thereafter. The balance of the options, 175,000 shares, vest over four years with a vesting commencement date of March 2000.

         - In January 2001, David Wallace, Vice President, General Counsel and Secretary, was granted options to purchase 211,900 shares of our Common Stock at an exercise price of $0.7188 per share. These options vest over 4 years at a rate of one-fourth on the anniversary of the vesting commencement date and monthly thereafter;

OTHER TRANSACTIONS

         We paid Mr. Charles Appleby, a director, $220,000 during the year ended December 31, 2001 for consulting services in connection with the StarBand Latin America acquisition agreements. The consulting services began on February 1, 2001, for an initial term of six months at $20,000 per month, and has continued on a month to month basis at $20,000 per month thereafter. It is anticipated that these consulting services will continue until the StarBand acquisition is closed.

         We paid Aquatic Innovations, Inc., a company owned by Mr. Lance Mortensen, approximately $43,000 and $94,000 for office equipment rental and other expenses incurred on our behalf in 2001 and 2000 respectively. This financing arrangement, which was approved by the Board in 1999, concluded in December 2001.

         In January 2002, we entered into a Settlement Agreement and Mutual Release with Rick Inatome, our former Chief Executive Officer. The agreement provides that Mr. Inatome will receive $175,000 immediately; $275,000 for consulting fees to be paid in twice-monthly installments commencing January 16, 2002 through and including January 31, 2003; the principal sum of $7,388 immediately; and $6,000 monthly for a full-time secretary and directly lease office space commencing March 1, 2002 through and including February 28, 2003. At December 31, 2001 we accrued for this amount in full, which amounts to approximately $530,000.

         During the year, we made additional investments of $509,000 consisting of cash advances of $320,000, accrued interest of $15,000, and extended lines of credit of $174,000 to ASK DR. TECH, a company in which our Company, and our directors Lance Mortensen, and Michael Arnouse, are preferred shareholders. Due to operational and financial difficulties of ASK DR. TECH, the Company had to write off this $509,000 in addition to the initial investment of $770,000 made in March, 2000. The total write-off booked in December, 2001 was $1,279,000 of which $1,105,000 was recognized in the Statement of Operations and $174,000 was previously reserved.

         On April 23, 2001, the Company entered into a debt for equity swap agreement to issue 19,396,552 shares of its common stock to Gilat Satellite Networks (Holland) B.V. (Spacenet's affiliate-assignee) in full satisfaction of the Company's outstanding obligations to Spacenet of approximately $45,000,000.

         On December 31, 2001, the Company, Gilat To Home Latin America (Holland) N.V. and Gilat, the Company's majority shareholder, entered into the second amended and restated acquisition agreement that will result in the acquisition of StarBand Latin America by rStar.

         In connection with the acquisition agreement, the Company expensed $1,320,000 of legal and consulting costs during 2001. The pending acquisition of StarBand Latin America by rStar is a combination of two entities under common control. As such, all transaction costs have been expensed as incurred.

         We agreed to grant to an employee of Gilat a 5% equity interest in AutoNetworks, Inc., our subsidiary, in exchange for his contributions to developing our vertical networks business. AutoNetworks, Inc. is currently an inactive corporation but will be the entity through which we expect to conduct our vertical network business serving the automotive industry.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K


(a)      The following documents are filed as part of this Report on Form 10-K:

         1. Financial Statements. The following consolidated financial statements, and related notes thereto, and the Reports of Independent Auditors are included in Part IV of this Report on the pages indicated by the Index to Financial Statements as presented on page F-1 of this Report.

                  Report of Grant Thornton LLP, Independent Auditors

                  Report of Ernst & Young LLP, Independent Auditors

                  Consolidated Balance Sheets-December 31, 2001 and 2000

                  Consolidated Statements of Operations-Fiscal Years Ended December 31, 2001, 2000, and 1999

                  Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)-Fiscal Years Ended December 31, 2001, 2000, and 1999

                  Consolidated Statements of Cash Flows-Fiscal Years Ended December 31, 2001, 2000, and 1999

                  Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules.

                  Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the Consolidated Financial Statements or notes thereto.

         3.       Exhibits: See Item 14(c) below.

         (b)      Reports on Form 8-K.
                  Form 8-K filed on September 14, 2001 and Form 8-K filed on December 17, 2001.

         (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

                                rSTAR CORPORATION

                          Index to Financial Statements

Report of Grant Thornton LLP, Independent Auditors                                                            F-2
Report of Ernst & Young LLP, Independent Auditors                                                             F-3
Consolidated Balance Sheets                                                                                   F-4
Consolidated Statements of Operations                                                                         F-5
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)           F-6
Consolidated Statements of Cash Flows                                                                         F-7
Notes to Consolidated Financial Statements                                                                    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
rStar Corporation

         We have audited the accompanying consolidated balance sheets of rStar Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of rStar Corporation at December 31, 2001 and 2000, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

San Francisco, California

January 31, 2002

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
rStar Corporation

         We have audited the accompanying consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows of rStar Corporation (formerly known as ZapMe! Corporation) for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of rStar Corporation for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                              /s/ ERNST & YOUNG LLP

Walnut Creek, California
January 28, 2000,
except for Note 3,
as to which the date is
March 27, 2001.

                                rSTAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
               (In thousands, except share and per share amounts)

                                                                                                     2001               2000
                                                                                                     ----               ----
ASSETS
Current assets:
                  Cash and cash equivalents                                                       $  31,034         $  48,406
                  Receivables                                                                           277               123
                  Prepaid expenses and other current assets                                             744               452
                                                                                                  ---------         ---------
Total current assets                                                                                 32,055            48,981
                  Equipment, net                                                                      1,895             4,507
                  Restricted cash                                                                       683               577
                  Other assets                                                                        1,081             2,288
                  Net assets of discontinued operations                                                 322            17,470
                                                                                                  ---------         ---------
Total assets                                                                                      $  36,036         $  73,823
                                                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
                  Accounts payable                                                                $   1,177         $   1,790
                  Accrued and other liabilities                                                       1,491            13,575
                  Accrued compensation and related expenses                                             285             2,056
                  Current portion of capital lease obligations                                        3,099             4,853
                  Current portion of capital lease obligations-related party                             --            18,834

                                                                                                 ----------         ---------
Total current liabilities                                                                             6,052            41,108
                  Capital lease obligations, less current portion                                        --             3,358
                  Capital lease obligations-related party, less current portion                          --            17,187

                                                                                                 ----------         ---------
Total liabilities                                                                                     6,052            61,653
Minority interest in subsidiary                                                                          --               595
Stockholders' equity :
Convertible preferred stock, $0.01 par value
Authorized shares-5,000,000, none issued and outstanding at
 December 31, 2001 and 2000                                                                             --                --
Common stock, $0.01 par value
                  Authorized shares-200,000,000,
                           Issued and outstanding shares 63,802,563 and 43,957,709 at
                           December 31, 2001 and 2000, respectively                                     638               440
                           Additional Paid-in-Capital                                               225,835           180,778
                           Deferred stock compensation                                                 (140)             (665)
                           Notes receivable from stockholders                                        (6,500)           (6,500)
                           Accumulated deficit                                                     (189,849)         (162,478)
                                                                                                  ---------         ---------
Total stockholders' equity                                                                           29,984            11,575
                                                                                                  ---------         ---------
Total liabilities and stockholders' equity                                                        $  36,036         $  73,823
                                                                                                  =========         =========



           See accompanying Notes to Consolidated Financial Statements
                                rSTAR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEAR ENDED DECEMBER 31,
                    (In thousands, except per share amounts)

                                                                       2001              2000             1999
                                                                       ----              ----             ----
Costs and expenses:
    Sales and marketing                                              $  2,988         $     399         $     --
    General and administrative                                          7,789             5,614              673
    Research and development                                            2,619               817               --
                                                                     --------         ---------         --------
Total costs and expenses                                               13,396             6,830              673
                                                                     --------         ---------         --------

Loss from operations                                                  (13,396)           (6,830)            (673)
Other income, net                                                          27               160              347
Impairment losses on investment in affiliates                          (1,105)               --               --
Interest income                                                         1,616             5,259            1,812
Interest expense                                                       (2,253)           (5,447)          (1,183)
                                                                     --------         ---------         --------
(Loss) income from continuing operations before income taxes          (15,111)           (6,858)             303
Provision for income taxes                                                 --                --             (121)
                                                                     --------         ---------         --------
(Loss) Income from continuing operations                              (15,111)           (6,858)             182
Loss from discontinued operations                                     (12,260)         (104,097)         (27,309)
                                                                     --------         ---------         --------
Net loss                                                              (27,371)         (110,955)         (27,127)
Deemed dividend on preferred stock                                         --                --           (7,815)
Beneficial conversion of Series E preferred stock                          --                --          (10,150)
Dividend on Series A preferred stock                                       --              (213)              --
                                                                     --------         ---------         --------
Net loss applicable to common stockholders                           $(27,371)        $(111,168)        $(45,092)
                                                                     ========         =========         ========

Basic and diluted loss per common share:
    Loss from continuing operations                                 $  (0.27)        $   (0.16)        $  (0.91)
    Loss from discontinued operations                                  (0.22)            (2.40)           (1.39)
                                                                     --------         ---------         --------
                  Net loss per share                                 $  (0.49)        $   (2.56)        $  (2.30)
                                                                     ========         =========         ========

Shares used in calculation of net loss per common share:
Basic and diluted                                                      56,068            43,348           19,607
































          See accompanying Notes to Consolidated Financial Statements
                                rSTAR CORPORATION
      CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                      THREE YEARS ENDED DECEMBER 31, 2001
                         STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)

                                              REDEEMABLE
                                             CONVERTIBLE            CONVERTIBLE
                                            PREFERRED STOCK        PREFERRED STOCK           COMMON STOCK
                                            ---------------        ---------------           ------------       ADDITIONAL
                                          SHARES       AMOUNT      SHARES      AMOUNT      SHARES     AMOUNT  PAID-IN-CAPITAL
                                          ------       ------      ------      ------      ------     ------  ---------------
Balances at January 1, 1999                600,000     $3,352     9,557,671     $2,783   14,208,730    $143   $   6,069
Issuance of common stock upon
  exercise of stock options                     --         --            --         --      222,558       2          73

Issuance of Series D preferred
  stock net of issuance costs of
  $1,834                                        --         --     5,554,110     25,937           --      --          --

Issuance of Series D preferred
  stock for conversion of note payable          --         --        40,000        200           --      --          --

Issuance of Series E preferred
  stock, net of issuance of $26                 --         --     2,030,000     10,124           --      --          --

Issuance of common stock options to
  non-employees in consideration for
  services rendered                             --         --            --         --           --      --         388

Warrants issued in connection with
  lease financing & services
  agreements                                    --         --            --         --           --      --       2,701

Deferred stock compensation                     --         --            --         --           --      --      12,016

Amortization of deferred stock
  compensation                                  --         --            --         --           --      --          --

Accretion of redeemable convertible
  preferred stock                               --      1,276            --         --           --      --          --

Accretion of guaranteed return                  --      1,792            --         --           --      --          --

Accrued Series C dividends                      --        258            --         --           --      --          --

Accrued dividends on Series D and E             --         --            --      4,489           --      --          --

Deemed dividend on preferred stock              --         --            --     10,150           --      --          --

Issuance of common stock upon
  initial public offering                       --         --            --         --    9,488,753      95      95,417

Issuance of shares to stockholders
  for note receivable                           --         --            --         --    1,300,000      13       6,487

Conversion of preferred stock to
  common stock upon initial public
  offering                                (600,000)    (6,678)  (17,181,781)   (53,683)  18,583,740     185      60,176

Net loss                                        --         --            --         --           --      --          --
                                           -------     ------     ---------     ------   ----------    ----   ---------

Balances at December 31, 1999                   --         --            --         --   43,803,781     438     183,327

Issuance of common stock upon
  exercise of common stock options              --         --            --         --      425,541       4         412

Issuance of common stock in
  connection with LearningGate.com
  acquisition                                   --         --            --         --      999,958      10       2,740

Repurchase of common stock                      --         --            --         --   (1,350,000)    (13)       (148)

Amortization of deferred stock
  compensation for stock options and
  warrants                                      --         --            --         --           --      --          --

Cancellation of stock options                   --         --            --         --           --      --      (5,738)

Issuance of common stock in
  connection with Employee Stock

Purchase Plan                                   --         --            --         --       78,429       1         185

        Net loss                                --         --            --         --           --      --          --

Dividends on Series A preferred
  shares of a subsidiary                        --         --            --         --           --      --          --
                                           -------     ------     ---------     ------   ----------    ----   ---------
Balances at December 31, 2000                   --         --            --         --   43,957,709     440     180,778

Issuance of common stock upon
  exercise of common stock options              --         --           --         --        54,823      --          11

Issuance of common stock in
  connection with Employee Stock
  Purchase Plan                                 --         --           --         --        32,165      --          22

Amortization of Deferred Stock
  Compensation for stock options and
  warrant                                       --         --           --         --           --       --          --

Cancellation of stock options                   --         --           --         --           --       --         (35)

Issuance of common stock in
  connection with settlement of
  TARSAP agreements                             --         --            --         --      361,314       4         253

Issuance of common stock in
  connection with settlement of
  liabilities with Spacenet, Inc.               --         --            --         --   19,396,552     194      44,806

        Net loss                                --         --            --         --           --      --          --
                                           -------     ------     ---------     ------   ----------    ----   ---------
Balances at December 31, 2001                   --     $   --            --     $   --   63,802,563    $638   $ 225,835
                                           =======     ======     =========     ======   ==========    ====   =========

                                                             NOTES                         TOTAL
                                            DEFERRED      RECEIVABLE                    STOCKHOLDERS'
                                             STOCK           FROM        ACCUMULATED       EQUITY
                                          COMPENSATION   STOCKHOLDERS      DEFICIT        (DEFICIT)
                                          ------------   ------------      -------        ---------
Balances at January 1, 1999              $(4,900)         $   --           $(6,218)          $(2,123)
Issuance of common stock upon
  exercise of stock options                   --              --                --                75

Issuance of Series D preferred
  stock net of issuance costs of
  $1,834                                      --              --                --            25,937

Issuance of Series D preferred
  stock for conversion of note payable        --              --                --               200

Issuance of Series E preferred
  stock, net of issuance of $26               --              --                --            10,124

Issuance of common stock options to
  non-employees in consideration for
  services rendered                           --              --                --               388

Warrants issued in connection with
  lease financing & services
  agreements                                (782)             --                --             1,919

Deferred stock compensation              (12,016)             --                --                --

Amortization of deferred stock
  compensation                             6,056              --                --             6,056

Accretion of redeemable convertible
  preferred stock                             --              --            (1,276)           (1,276)

Accretion of guaranteed return                --              --            (1,792)           (1,792)

Accrued Series C dividends                    --              --              (258)             (258)

Accrued dividends on Series D and E           --              --            (4,489)               --

Deemed dividend on preferred stock            --              --           (10,150)               --

Issuance of common stock upon
  initial public offering                     --              --                --            95,512

Issuance of shares to stockholders
  for note receivable                         --          (6,500)               --                --

Conversion of preferred stock to
  common stock upon initial public
  offering                                    --              --                --             6,678

Net loss                                      --              --           (27,127)          (27,127)
                                         -------         -------         ---------         ---------
Balances at December 31, 1999            (11,642)         (6,500)          (51,310)          114,313

Issuance of common stock upon
  exercise of common stock options            --              --                --               416

Issuance of common stock in
  connection with LearningGate.com
  acquisition                                 --              --                --             2,750

Repurchase of common stock                    --              --                --              (161)

Amortization of deferred stock
  compensation for stock options and
  warrants                                 5,239              --                --             5,239

Cancellation of stock options              5,738              --                --                --

Issuance of common stock in
  connection with Employee Stock
  Purchase Plan                               --              --                --               186

Net loss                                      --              --          (110,955)         (110,955)

Dividends on Series A preferred
  shares of a subsidiary                      --              --              (213)             (213)
                                         -------         -------         ---------         ---------

Balances at December 31, 2000               (665)         (6,500)         (162,478)           11,575

Issuance of common stock upon
  exercise of common stock options            --              --                --                11

Issuance of common stock in
  connection with Employee Stock
  Purchase Plan                               --              --                --                22

Amortization of deferred stock
  compensation for stock options and
  warrant                                    490              --                --               490

Cancellation of stock options                 35              --                --                --

Issuance of common stock in
  connection with settlement of
  TARSAP agreements                           --              --                --               257

Issuance of common stock in
  connection with settlement of
  liabilities with Spacenet, Inc.             --              --                --            45,000

Net loss                                      --              --           (27,371)          (27,371)
                                         -------         -------         ---------         ---------
Balances at December 31, 2001            $  (140)        $(6,500)        $(189,849)        $  29,984
                                         =======         =======         =========         =========



          See accompanying Notes to Consolidated Financial Statements.

                                rSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             YEAR ENDED DECEMBER 31,

              (DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                                         2001           2000           1999
                                                                                         ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations                                          $ (15,111)     $  (6,858)     $     182
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
               Amortization of deferred stock compensation                                  490            180             --
               Depreciation                                                               2,133          1,617            673
               Warrants issued for services                                                  --             --            388
               Common stock issued for services                                              --             --            122
               Impairment loss on Investments in Affiliates                               1,105             --             --
Changes in operating assets and liabilities:
               Receivables                                                                 (154)           (73)            --
               Prepaid expenses and other current assets                                   (292)           (25)          (422)
               Other assets                                                                 102           (987)          (489)
               Accounts payable                                                            (613)          (517)           952
               Accrued expenses and other liabilities                                    (3,105)         5,097          8,301
               Accrued compensation and related expenses                                 (1,772)           333          1,277
                                                                                      ---------      ---------      ---------

Net cash provided by (used in) operating activities from
continuing operations                                                                   (17,217)        (1,233)        10,984
Net cash used in operating activities from discontinued operations                         (915)       (35,561)       (22,988)
                                                                                      ---------      ---------      ---------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                             (18,132)       (36,794)       (12,004)


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                                      (151)        (3,085)        (1,076)
Disposal of equipment                                                                       194             --             --
Restricted cash                                                                            (106)           (12)          (565)
Purchase business combinations                                                               --         (3,037)            --
                                                                                      ---------      ---------      ---------

Net cash used in investing activities from continued operations                             (63)        (6,134)        (1,641)
Net cash provided by (used in) investing activities
  from discontinued operations                                                            5,928         (1,081)        (3,896)
                                                                                      ---------      ---------      ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       5,865         (7,215)        (5,537)

                                                                                         2001           2000           1999
                                                                                         ----           ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease obligations                                                            (5,112)       (15,027)        (2,533)
Payment to settle minority interest                                                         (25)            --             --
Proceeds from issuance of preferred stock, net                                               --             --         36,261
Proceeds from the issuance of common stock, net                                              32            602         95,512
Proceeds from borrowings on notes payable                                                    --             --            700
Payments on notes payable                                                                    --             --           (500)
Redemption of preferred stock in subsidiary                                                  --         (5,500)            --
Payments of dividends                                                                        --           (213)            --
Repurchase of common stock                                                                   --           (161)            --

Net cash (used in ) provided by financing activities                                     (5,105)       (20,299)       129,440


(Decrease) increase in cash and cash equivalents                                        (17,372)       (64,308)       111,899
Cash and cash equivalents at beginning of year                                           48,406        112,714            815


Cash and cash equivalents at end of year                                              $  31,034      $  48,406      $ 112,714



SUPPLEMENTAL DISCLOSURES:
Non cash investing and financing activities:
Issuance of common stock in settlement of liabilities with Spacenet, Inc.             $  45,000      $       -      $       -
Conversion of notes payable to stockholders to preferred stock                        $       -      $       -      $     200
Issuance of common stock for notes receivable                                         $       -      $       -      $   6,500
Conversion of preferred stock to common stock, net of issuance costs                  $       -      $       -      $  60,361
Accretion and dividends on convertible preferred stock                                $       -      $       -      $   7,815
Deemed dividend on preferred stock                                                    $       -      $       -      $  10,150
Equipment purchased through capital lease agreements                                  $       -      $  27,644      $  26,508
Warrants issued in connection with lease financing and service agreements             $       -      $       -      $   2,701
Stock options issued in connection with consulting agreement                          $       -      $       -      $     388
Cash paid for interest                                                                $     851      $   4,577      $     975
Preferred stock in subsidiary issued in purchase of eFundraising.com                  $       -      $   6,095      $       -
Common stock issued in purchase of LearningGate.com                                   $       -      $   2,750      $       -


           See accompanying Notes to Consolidated Financial Statements

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF THE COMPANY

         rStar Corporation, previously known as ZapMe! Corporation, was founded in June 1997 for the principal purpose of building an advertiser-supported network serving the education market. Over time we built a broadband Internet media network specializing in education and acquired two businesses that served the education market (together, the "School business"). The advertiser-supported network serving the education market generated revenue via commercial advertising on Company installed, networked computer labs in schools. In connection with this business, we provided free Internet media network service and computer equipment to schools. In July, 2000, we began the development of a service to build and manage industry-specific, satellite-based networks for commercial entities using customized managed browser technology to communicate with their vendors and customers via Internet access, in a managed environment. The services we expect to provide include remote high-speed Internet access, data delivery, high-quality video and other network services bundled and delivered through dedicated Internet media networks. ("Commercial business"). In October 2000, we decided we would no longer accept or present paid commercial advertising directed at students and announced our plan to end the School business. These operations, which comprised a significant portion of our assets, and a vast majority of our revenues and expenses, are reflected in the accompanying financial statements as discontinued operations. See Note 2.

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

         On October 3, 2000 Gilat Satellite Networks Ltd. ("Gilat") and the Company announced an agreement under which Gilat would make a tender offer to acquire for cash 51% of our outstanding voting common shares at $2.32 per share. Effective January 11, 2001, Gilat acquired control pursuant to that tender offer.

         On April 23, 2001, Gilat and the Company announced a series of transactions that would result in the acquisition by the Company of Gilat's StarBand Latin America business. In consideration for such acquisition, the Company agreed to issue to Gilat approximately 43.1 million shares of the Company's common stock. Additionally, conditioned upon the acquisition of Starband, the Company announced it would make a tender offer to acquire, in exchange for up to $4 million in cash and up to 312,500 ordinary shares of Gilat, up to 20% of the Company's common stock held by each stockholder of the Company other than Gilat and its affiliates. On September 7, 2001 the parties entered into an amended agreement and, on December 31, 2001, the Company, Gilat and Gilat To Home Latin America (Holland) N.V. entered into a second amended and restated agreement. The revisions to the April 23, 2001 agreement a) increased the number of shares of rStar common stock that the Company will acquire in the tender offer to approximately 29% of the outstanding shares of rStar common stock not held by Gilat and its corporate affiliates, b) adjusted the cash portion of the consideration for those shares from a fixed $0.95/share to an amount that will vary between $0.32 and $1.58 per share, depending on the then market value of Gilat shares, c) established certain earnings targets for the StarBand Latin America business for the one year periods ended June 30, 2003 and 2004 that, if not achieved, will entitle non-Gilat shareholders to special cash distributions totaling up to $10 million or, if exceeded, will entitle Gilat to additional rStar shares totaling 10% of amount outstanding immediately following the acquisition, d) provided an exception to the obligation to make the above-described special cash distribution if the Company obtained substantial new equity financing, e) clarified that rStar's rights to provide services in Mexico rStar are non-exclusive and f) extended to May 31, 2002 the termination date of the agreement.

         The Company also agreed to issue approximately 19.3 million shares of its common stock to Spacenet Inc., ("Spacenet"), a wholly-owned subsidiary of Gilat (or its affiliate-designee) in full satisfaction of the Company's outstanding obligations to Spacenet of $45,000,000. On May 21, 2001 that transaction was completed.

         We purchase satellite and other services and formerly leased a majority of the computer equipment deployed in schools from Spacenet.

         Gilat, as of December 31, 2001, owns 65% of the Company's common stock. The substance of the transaction is that Gilat will effectively own up to 85% of the Company after the consummation of the transactions contemplated by the acquisition agreement. At consummation, Gilat intends to use the Company's assets, to further finance its operations in Latin America. However, Gilat's business plan in Latin America is unproven.


          Management's current business plan is to continue its development of its Commercial business, as well as to consummate the StarBand Latin America transaction, thereby entering into the Latin America market. The Company's current business plan and projections have considered the need to reduce or delay expenditures. Management believes that the Company's available cash resources will be sufficient to meet their expected working capital and capital expenditure requirements, including the cash the Company expects to pay its stockholders in the exchange offer, for the next year and are sufficient to provide the Company with the ability to continue in existence. However, the Company's operations and ultimate realization of the assets is dependent on the operating decisions of Gilat.

BASIS OF PRESENTATION

         The consolidated financial statements are prepared on the basis of our School business being presented as a discontinued operation and include our accounts and those of our wholly and majority-owned subsidiaries. All subsidiaries are wholly owned with the exception of AutoNetworks, Inc. which has a 10% minority shareholder. That subsidiary currently has no assets, liabilities or employees as all operations in the automotive area are being conducted directly by rStar. All significant inter-company accounts and transactions have been eliminated in consolidation. As stated in Note 3, in February 2001, our board of directors approved a formal plan to sell our School business. For comparative purposes, the consolidated statements of operations and related loss per share information, for all periods presented, have been restated to reflect the results of operations for the discontinued business in "Loss from discontinued operations". The consolidated balance sheets at December 31, 2001 and 2000 reflect assets and liabilities related to the School business as "Net assets of discontinued operations". The Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2001 reflects separately cash flows from discontinued operations.

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

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


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

RESEARCH AND DEVELOPMENT

         We account for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" under which software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs related to the School business have been charged to research and development expense and classified in loss from discontinued operations. To date, we have not achieved technological feasibility for development costs incurred related to continuing operations. Accordingly, such development costs have been charged to research and development expense in the accompanying statement of operations.

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

STOCK-BASED COMPENSATION

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


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

RECLASSIFICATIONS

        Certain reclassifications have been made to conform to the 2001 presentation.

NET LOSS PER SHARE

         Basic and diluted loss per share has been computed using net loss, less accretion and dividends on preferred stock, divided by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes stock options, warrants, and convertible securities.

         The calculation of basic and diluted net loss per share is as follows (in thousands, except for per share amounts):

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                              2001           2000           1999
                                                              ----           ----           ----
Net (loss) income from continuing operations               $ (15,111)     $  (6,858)     $     182
Accretion and dividends on convertible preferred stock            --             --         (7,815)
Beneficial conversion of Series E preferred Stock                 --             --        (10,150)
Dividend on Series A preferred stock of a subsidiary              --           (213)            --
                                                           ---------      ---------      ---------
Loss applicable to common stockholders-continuing
operations                                                 $ (15,111)     $  (7,071)     $ (17,783)
Loss from discontinued operations                            (12,260)      (104,097)       (27,309)
                                                           ---------      ---------      ---------
Loss applicable to common stockholders                     $ (27,371)     $(111,168)     $ (45,092)
                                                           =========      =========      =========



Weighted-average shares of common stock outstanding           56,168         44,475         20,354
Less: weighted-average shares subject to repurchase              100          1,127            747
                                                           ---------      ---------      ---------
Weighted-average shares of common stock outstanding
used in computing basic and diluted net loss per
common share                                                  56,068         43,348         19,607
                                                           =========      =========      =========

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                              2001           2000           1999
                                                              ----           ----           ----
Basic and diluted net loss per common share from
continuing operations                                      $   (0.27)     $   (0.16)     $   (0.91)
Basic and diluted net loss per common share from
discontinued operations                                        (0.22)         (2.40)         (1.39)
                                                           ---------      ---------      ---------

Basic and diluted net loss per common share                $   (0.49)     $   (2.56)     $   (2.30)
                                                           =========      =========      =========


         We have excluded all convertible preferred stock, warrants to purchase common stock, outstanding stock options and stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

         The securities excluded from the calculations of diluted net loss per common share are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                       2001           2000            1999
                                                       ----           ----            ----
Convertible preferred stock of a subsidiary              --         169,920              --
Stock options                                     1,967,529       3,540,209       3,344,040
Warrants to purchase stock                          800,000         800,000         685,625
                                                  ---------       ---------       ---------

Total                                             2,767,529       4,510,129       4,029,665
                                                  =========       =========       =========


FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used in estimating the fair value of financial instruments:

         Cash and Cash Equivalents: The carrying amount recorded in the balance sheets for cash and cash equivalents approximates fair value due to the short-term nature of such instruments.

         Notes Receivable from Stockholders: The fair value of the notes receivable from stockholders is not determinable due to the related party nature of the instrument.

EFFECT OF NEW ACCOUNTING STANDARDS

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


EFFECT OF NEW ACCOUNTING STANDARDS

         During 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 provisions relating to the initial measurement and recording of goodwill and intangible assets, as well as financial statement disclosures, are effective for purchase business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

         o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The poolings of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

         o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

         o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2001, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

         o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

         o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         The Financial Accounting Standards Board also issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction, or development and
(or) normal operations of the long-lived asset. SFAS 143 requires that a liability for an asset retirement obligation be recognized if the obligation meets the definition of a liability in FASB, Concepts Statement 6, Elements of Financial Statements, and if the amount of the liability can be reasonably estimated, SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

         In addition, the Financial Accounting Standards Board also issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as well as the provisions of Opinion 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the disposal of a business. SFAS 144 also amended APR 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 carries over the recognition and measurement provisions of SFAS 121, but differs from SFAS 121 in that it provides guidance in estimating future cash flows to test recoverability. SFAS 144 also includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale, and extends the presentation of discontinued operations permitted by Opinion 30 to include disposals of a component of an entity. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, except for the disposal provisions which are immediately effective.

         The effects of the adoption of SFAS 141 did not have a material effect on the Company's financial statements. We do not expect that the adoption of the other accounting standards will have a material effect on the Company's financial statements.



2. DISCONTINUED OPERATION

         In February 2001, our board of directors approved a formal plan to discontinue and dispose of the School business. These operations, which comprised a significant portion of our assets and a majority of our revenues and expenses, are reflected in the accompanying financial statements as discontinued.

         We have directed our full efforts toward furthering the development of our Commercial business of building and managing large scale, satellite-based networks for commercial customers and communities of interest.

The loss from discontinued operations consists of the following (in thousands):

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                 2001              2000             1999
                                                                 ----              ----             ----
Revenue                                                        $      --        $   3,128        $   1,179
Revenue from affiliates                                               --           11,188            1,363
                                                               ---------        ---------        ---------

Total Revenue                                                         --           14,316            2,542
Costs and expenses:
             Costs of revenues                                     5,850           29,750            7,653
             Sales and marketing                                      --           10,552            7,401
             General and administrative                               --           21,489            6,158
             Research and development                                 --            6,318            2,583
             Amortization of goodwill                                 --            2,387               --
             Amortization of deferred stock compensation              --            4,977            6,056
                                                               ---------        ---------        ---------

Total costs and expenses                                           5,850           75,473           29,851
                                                               ---------        ---------        ---------

Loss from discontinued operations                                 (5,850)         (61,157)         (27,309)

Estimated loss on disposal                                        (6,410)         (42,940)              --
                                                               ---------        ---------        ---------

Loss from discontinued operations                              $ (12,260)       $(104,097)       $ (27,309)
                                                               =========        =========        =========

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         In 2001, we reported a loss from discontinued operations of $12,260,000 which was a result of a $5,850,000 charge recorded to cover principally the cost of excess space segment bandwidth consumed by the School Business that resolved a discrepancy between Spacenet, a related party, and the Company and $9,045,000 impairment charges to reflect a revised estimate of the net proceeds to be obtained from the sale of computer equipment deployed in the School Business. Initially, these assets were to be disposed of by bulk sale, and the value was written down to such. However, these assets were disposed of on a piecemeal basis which realized a much lower sale price, resulting in these impairment charges. Partially offsetting these charges were actual expenses that were $2,635,000 lower than the original estimates for which a reserve was established in December 2000. Actual expenses were lower than original estimates due to a) our original estimated date of disposal of our eFundraising subsidiary was the end of June 2001, but we sold it in the beginning of June 2001, and b) overestimates of estimated connectivity costs and personnel costs for the discontinued school business to the actual date of disposal at June 30, 2001.

         In 2000, we reported a loss from discontinued operations of $104,097,000. Of this loss, $61.1 million reflects the cost, net of $14.3 million of revenue, of deploying and operating the advertiser-supported school network. The other $42.9 million is the estimated loss on disposal of those discontinued operations. This is comprised of asset impairment charges totaling $34.2 million and estimated future net operating losses from January 1, 2001 to the June, 2001 expected disposal date of $7.3 million. Severance and other estimated expenses comprise the $1.4 million remainder.

         In 2001, there was no stock-based compensation included in the loss from discontinued operations. In 2000, stock-based compensation of $4,977,000 comprises $278,000 relating to sales and marketing, $4,380,000 relating to general and administrative, and $319,000 relating to research and development. In 1999, stock-based compensation of $6,056,000 comprises $1,187,000 relating to sales and marketing, $4,370,000 relating to general and administrative, and $499,000 relating to research and development.


         Net assets of discontinued operations as of December 31, consists of the following (in thousands):

                                                                      2001         2000
                                                                      ----         ----
CURRENT ASSETS
                  Cash and cash equivalents                         $     --     $     97
                  Accounts receivable                                     41          556
                  Other receivables                                       --          311
                  Prepaid expenses and other current assets              281          444
                                                                    --------     --------
                  Total current assets                                   322         1408
Equipment, net                                                            --       15,485
Goodwill                                                                  --        1,200
                                                                    --------     --------

Total assets                                                             322       18,093
Total current liabilities                                                 --         (623)
                                                                    --------     --------

Net assets of discontinued operations                               $    322     $ 17,470
                                                                    ========     ========

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999



3. EQUIPMENT

         Equipment attributable to our continuing operations consists of the following (in thousands):

                                                       DECEMBER 31,
                                                       ------------
                                                     2001        2000
                                                     ----        ----
Computer and office equipment                      $ 5,116      $ 5,294
Furniture and fixtures                               1,199        1,599
                                                   -------      -------
                                                     6,315        6,893
Less accumulated depreciation and amortization      (4,420)      (2,386)
                                                   -------      -------
                                                   $ 1,895      $ 4,507
                                                   =======      =======


         Equipment includes $1,940,000 of computer and office equipment recorded under capital lease obligations at December 31, 2001 and 2000. Accumulated depreciation for such equipment as of December 31, 2001 and 2000 was $1,537,000 and $813,000, respectively.

4. STOCKHOLDERS' EQUITY

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         In October 1999, we completed our Initial Public Offering and all shares of preferred stock were converted into common stock. Subsequent to the Initial Public Offering, we authorized 5 million shares of an additional series of preferred stock. As of December 31, 2001 and 2000, no shares were issued and outstanding. The holders of Series C preferred stock were accreted dividends in 1999. Additionally, redemption value privileges were accreted and charged to accumulated deficit in 1999. Holders of the series C, D, and E preferred stock received liquidation preferences in the form of common stock in connection with the Initial Public Offering, in the amount of 309,299, 456,902, and 35,758 shares respectively, in the aggregate amount of $8,421,000.

         Because of the proximity of the issues of the Series E preferred stock to the commencement of our Initial Public offering, we concluded that a beneficial conversion feature was present in the preferred stock on the date of issuance. For purposes of evaluating this beneficial conversion feature, we considered that the public offering price ($11.00) represented the fair value of the common stock on the date the Series E was issued. As a result, we recorded a deemed dividend charge of $10,150,000 with a corresponding increase to Convertible Preferred Stock.

BRIDGE FINANCINGS

         In February 1999, we issued a $200,000 note payable with an interest rate of 10% per annum. The principal amount was converted into 40,000 shares of Series D preferred stock in March 1999.


STOCK PLANS

         We have a 1998 Stock Plan ("Stock Plan") which provides for the granting of stock options or shares of common stock to employees, directors and consultants. Stock options are exercisable immediately upon issuance (subject to vesting agreements) and generally have a term of 10 years. Unvested options are canceled upon termination of employment. The vesting schedule and other option terms, subject to certain Stock Plan provisions, are determined by the Compensation Committee of the Board of Directors at the time of issuance. Stock options generally vest over a period of between three and four years. As of December 31, 2001, we reserved 10,900,000 shares of our common stock for issuance under the Stock Plan. The Stock Plan provides for an annual increase in the number of shares available for issuance on the first day of our fiscal year beginning in fiscal year 2000 equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares of our common stock on such date, or (iii) such other amount as determined by the Board of Directors. As of December 31, 2001, there were 6,863,245 shares available for grant under the Stock Plan.

         In connection with a reduction in force the stock option vesting period for several terminated executives was extended, resulting in additional compensation expense in 2000 of $589,000. In 2001, no stock option vesting period was extended for terminated employees.

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         A summary of activity under our stock option plan is as follows:

                                                                        WEIGHTED-
                                                                         AVERAGE
                                                      NUMBER OF       EXERCISE PRICE
                                                       SHARES           PER SHARE
                                                       ------           ---------
                                                           OPTIONS OUTSTANDING
                                                           -------------------
Outstanding at January 1, 1999                        1,749,230           $0.80
               Options granted                        3,042,566            6.51
               Options exercised                       (222,558)           0.34
               Options canceled                        (406,104)           1.07
                                                     ----------

Outstanding at December 31, 1999                      4,163,134           $5.39
               Options granted                        2,389,316            3.09
               Options exercised                       (425,541)           4.76
               Options canceled                      (3,626,700)           5.76
                                                     ----------

Outstanding at December 31, 2000                      2,500,209           $7.79
               Options granted                        1,665,913            0.72
               Options exercised                       (416,137)           0.64
               Options canceled                      (1,812,456)           4.86
                                                     ----------
Outstanding at December 31, 2001                      1,937,529           $1.59
                                                     ==========



         The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

                                              OPTIONS OUTSTANDING                               OPTIONS VESTED AND EXERCISABLE
                                              -------------------                               ------------------------------
                                                                                 WEIGHTED-
                                                              WEIGHTED-           AVERAGE                            WEIGHTED-
                                                              AVERAGE            REMAINING                            AVERAGE
                                       NUMBER OF           EXERCISE PRICE       CONTRACTUAL    NUMBER OF          EXERCISE PRICE
EXERCISE PRICES                          SHARES               PER SHARE         LIFE (YEARS)    SHARES               PER SHARE
---------------                          ------               ---------         ------------    ------               ---------
$ 0.02 - $  0.25                         150,169                $0.21              6.31        150,169                 $0.21
$ 0.26 - $  0.99                         933,440                 0.72              9.02        135,811                  0.71
$ 1.00 - $  1.99                         309,000                 1.10              6.74        308,000                  1.10
$ 2.00 - $  4.00                         321,044                 2.75              8.01        178,686                  2.84
$ 4.01 - $  20.00                        223,876                 5.14              7.95        102,540                  5.30
                                       ---------                                               -------
                                       1,937,529                $1.59              8.05        875,206                 $1.73
                                       =========                                               =======

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999



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

                                     2001           2000           1999
                                     ----           ----           ----
Risk free rate                        5.25%           6.0%           5.5%
Dividend yield                           0%             0%             0%
Volatility                              42%            97%            70%
Expected option life              2.0 years      3.5 years      3.5 years


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

         Had compensation cost for our stock-based compensation plans been determined using the fair value of each award at the grant dates, our net loss (in thousands, except per share data) and pro forma basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                                            YEAR ENDED DECEMBER 31
                                                                            ----------------------
                                                                      2001           2000          1999
                                                                      ----           ----          ----
Continuing operations applicable to common stockholders
              Net loss-as reported                                 ($15,111)       ($7,071)     ($17,783)
              Net loss-pro forma                                    (15,158)        (7,071)      (17,783)
              Net loss per share-as reported                          (0.27)         (0.16)        (0.91)
              Net loss per share-pro forma                            (0.27)         (0.16)        (0.91)
Discontinued operations applicable to common stockholders
              Net loss-as reported                                 ($12,260)     ($104,097)     ($27,309)
              Net loss-pro forma                                    (13,337)      (106,200)      (27,920)
              Net loss per share-as reported                          (0.22)         (2.40)        (1.39)
              Net loss per share-pro forma                            (0.24)         (2.45)        (1.42)

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

         The weighted-average fair value of options granted for the three years ended December 31, 2001, 2000, and 1999 was $0.47, $2.98, and $2.47,
respectively.

         The pro forma net loss is not necessarily indicative of the effect on pro forma net loss in future years, as future years will include the effects of additional years of stock option grants.

1999 EMPLOYEE STOCK PURCHASE PLAN

         Our 1999 Employee Stock Purchase Plan ("ESPP") was adopted by the board of directors in August 1999 and approved by the stockholders in October 1999. As of December 31, 2001, there were approximately 765,000 shares available for grant under the ESPP. Eligible employees may purchase common stock at 85% of the lower of the fair market value of our common stock on the first day or the last day of the applicable six-month offering period at the date of purchase. In addition, the ESPP provides for automatic annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lowest of 1,000,000 shares of common stock, 2% of the outstanding shares of our common stock on the first day of the fiscal year, or such other amount as determined by the Board of Directors.

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

         In October 2000, an arbitrator named us the prevailing party and awarded a settlement in which: (i) we were given the right to repurchase 625,000 shares at $0.12 per share and the former officer was entitled to retain 250,000 shares of the 875,000 shares received under the related Restricted Stock Purchase Agreement and (ii) we were given the right to repurchase 450,000 shares at $0.12 per share and the former officer was entitled to retain 25,000 shares of the 475,000 shares received under the Employee Bonus Stock Agreement for 1998. Pursuant to the settlement, we were obligated, to repurchase retained shares awarded to the former officer at a fixed price of $3.81 per share. In December 2000, we repurchased all the retained shares awarded to the former officer for an amount of approximately $1,048,000. We also repurchased the remaining 1,075,00 shares not awarded to the former officer, at a price of $0.12 per share, amounting to $129,000.

         We recorded deferred stock compensation during the two years ended December 31, 1999, representing the excess of the deemed fair value of our common stock over the exercise price on the grant date for certain of our stock options granted to other employees. In the absence of a public market for our common stock, the deemed fair value was based on the price per share of the preferred stock financings, less a discount to give effect to the superior rights of the preferred stock. These amounts are being amortized over the vesting periods of the individual stock options using a graded vesting method. Such amortization, including an additional charge related to modifications of stock options, amounted to approximately $490,000, $5,239,000, and $6,056,000, for the years ended December 31, 2001, 2000, and 1999, respectively. In addition, during the years ended December 31, 2001 and 2000, the Company reversed $ 35,000 and $5,738,000 respectively, of deferred compensation due to cancellation of stock options.

         Assuming no terminations of option holders, amortization of the remaining balance in deferred stock compensation of $140,000 will be in fiscal year 2002.

WARRANTS

         We had the following warrants outstanding at December 31, 2001 to purchase shares of stock:

NUMBER OF SHARES                     STOCK TYPES              EXERCISE PRICE PER SHARE          EXPIRATION OF WARRANTS
----------------                     -----------              ------------------------          ----------------------
250,000                                Common                          $3.00                           May 2003
250,000                                Common                           3.50                           May 2003
100,000                                Common                           5.00                           June 2004
150,000                                Common                           5.00                         December 2003
 50,000                                Common                           5.00                        September 2004

800,000

SHARES RESERVED FOR FUTURE ISSUANCE

         At December 31, 2001, we had reserved shares of capital stock for future issuance as follows:

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                                                                  COMMON
                                                                  STOCK
                                                                  -----
Warrants to purchase stock                                        800,000
Stock options outstanding                                       1,937,529
Stock options and shares available for grant                    6,863,245
Employee stock purchase plan                                      765,000


5. INCOME TAXES

         There has been no provision for U.S. Federal, U.S. State, or foreign income taxes for any period as we have incurred net operating losses in all periods in all jurisdictions.

         A reconciliation of income taxes at the statutory federal income tax rate to net (loss) income taxes from continuing operations included in the accompanying statements of operations is as follows:

                                             YEAR ENDED DECEMBER 31
                                             ----------------------
                                        2001           2000           1999
                                        ----           ----           ----
U.S federal taxes/(benefit)
At statutory rate                     (34.0%)          (34.0%)         34.0%
State, net of federal benefit          (7.6)            (7.6)           6.2
Valuation allowance                    41.6             41.6             --
Other                                    --               --           (0.2)
                                       -----            -----          -----

Total                                   0.0%            0.0%           40.0%





         Significant components of our net deferred tax asset are as follows (in thousands):

                                                     DECEMBER 31,
                                                     ------------
                                               2001                 2000
                                               ----                 ----
Net operating loss carry forwards            $ 51,182             $ 30,292
Accrued compensation                               56                  101
Other                                              --                  136
Excess depreciation                               434                2,068
Discontinued operations                            --                3,752
Impairment                                        728               11,096
Bad debt allowance                                107                  561


Total net deferred tax asset                   52,507               48,006
Valuation allowance                           (52,507)             (48,006)


Net deferred tax asset                       $      -             $      -

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,501,000 and $38,030,000 during 2001 and 2000, respectively.

         At December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $130,861,000, which expire in the years 2013 through 2021. We also had net operating loss carryforwards for state income tax purposes of approximately $75,671,000 expiring in the year 2006. Utilization of our net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

6. COMMITMENTS

         We lease our office facility and certain office equipment under non-cancelable lease agreements, which require us to pay a portion of operating costs, including property taxes, insurance and normal maintenance. Rent expense amounted to approximately $ 974,000, $1,174,000, and $244,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

         Capital lease obligations represent the present value of future rental payments under capital lease agreements for equipment in the school business. Future minimum payments under capital and operating leases are as follows (in thousands):

                                           CAPITAL LEASES    OPERATING LEASES
                                           --------------    ----------------
Year ending December 31:
2002                                           $3,306              $489
2003                                               --                 4
                                               ------              ----
Total minimum lease payments                   $3,306              $493
                                                                   ====

Less amount representing interest               (207)
                                               ------
Present value of minimum lease payments        $3,099
                                               ======


         In 1999, we entered into credit lines with a number of lease finance companies for the purpose of acquiring computer and network equipment in schools. These lease arrangements bear interest from 10.5% to 18% and have terms ranging from 24 to 36 months. As of December 31, 2001, we had capital leases with eight lessors, representing a total present value obligation of approximately $3,099,000. No excess lease capacity exists on these leases.

         In connection with the sale of our School business assets we have sold most of the equipment collateralizing these lease agreements, and as a result, we are in default of several covenants in these lease agreements. As such all of the lease obligations have been classified in the accompanying balance sheets as a current liability. As a remedy of default, the lessors may call the remaining portions of these lease obligations as of December 31, 2001 as immediately due and payable. No request for accelerated payout has been made by any lessor.

         In addition, we issued letters of credit to two companies as security against the leases, the collateral for which appears as restricted cash on our balance sheet. The leases are also collateralized by the underlying computer equipment. We have sold all the equipment that are securing these leases. Terms of the letter of credit entitle the beneficiary to payment if we fail to make all contractual payments.

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         As of December 31, 2001 and 2000, the total present value of capital lease obligations of $0 and $36,021,000 were attributable to Spacenet, Inc., a related party.

         Interest expense on capital leases was $1,803,000, $4,921,000, and $960,000 for years ending December 31, 2001, 2000, and 1999, respectively. Of those amounts, $904,000, $3,809,000, and $867,000 was attributable to our leases with Spacenet, Inc., a related party. (See Note 1).

         The Company is currently building an automotive collision network designed to streamline workflow between collision shops, distributors, suppliers, manufacturers, and insurers. Although all operations are now directly conducted by the Company, we have agreed with the minority stockholder of Auto Networks, Inc, to transfer to AutoNetworks, Inc., an 85% - owned Subsidiary of the Company, the assets, liabilities and employees necessary to conduct the business on terms yet to be agreed upon. We do not expect the contribution of these net assets to have a material impact on the Company's financial position. However, this action will diminish to 85% the Company's share of those net assets and of future profits. The minority stockholders in this subsidiary are responsible for developing this business.


7. RELATED PARTY TRANSACTIONS


NOTES RECEIVABLE FROM STOCKHOLDERS

         In August 1999 a majority of our board of directors approved the issuance of an immediately exercisable option to purchase 300,000 shares of our common stock to one of our directors at an exercise price of $5.00 per share. The shares were and are subject to a right of repurchase in favor of us, which will expire at a rate of one third each anniversary date of the date of grant. In September 1999, the officer exercised the right to purchase the shares. We recorded deferred stock compensation of approximately $1.8 million, which is being amortized by a charge to operations over the vesting period of the stock using a graded vesting method. We have also loaned the amount necessary to pay for the aggregate purchase price of the option, which has been secured by a full recourse promissory note. The note has a term of four years and bears an interest rate of 5.98%. The promissory note is due in September 2003. This promissory note was amended in April 2001 to provide for the shares to serve as the sole collateral for the loan. No charge to earnings was recorded upon the change in collateral underlying the loan.

         In September 1999, we hired a new chief executive officer. As part of the officer's employment agreement, we granted a right to purchase 1,000,000 shares of our common stock at an exercise price of $5.00 per share. The shares are subject to a right of repurchase in favor of us, which will expire at a rate of twenty-five percent on the first anniversary of the grant date and one forty-eighth of the shares at the end of each month thereafter. In September 1999, the officer exercised his purchase right and we recorded deferred stock compensation of approximately $5.0 million, which is being amortized by a charge to operations over the vesting period of the stock using a graded vesting method. We loaned the amount necessary to pay for the aggregate purchase price of the restricted stock, secured by a full recourse promissory note. The promissory note, was amended in September 2000 to provide for the shares to serve as the sole collateral for the loan, has a payment term of four years and an interest rate of 5.98%. The promissory note is due in September 2003. No charge to earnings was recorded upon the change in collateral underlying the loan. In October 2000, we terminated our relationship with our chief executive officer and entered into a consulting agreement with the officer that provided for a two year consulting agreement at his then annual base compensation and agreed to provide an office and secretarial expenses. Additionally, we surrendered our right to repurchase his restricted shares and canceled his options to purchase our common stock.

         In connection with a dispute that arose subsequent to termination, in January 2002, we entered into a Settlement Agreement and Mutual Release with, our former Chief Executive Officer. The agreement provides the receipt of $175,000 immediately; $275,000 for consulting fees to be paid in twice-monthly installments commencing January 16, 2002 through and including January 31, 2003, the principal sum of $7,388 payable immediately, and $6,000 monthly for a full time secretary and office space commencing March 1, 2002 through and including February 28, 2003. At December 31, 2001, we accrued for this amount in full, which amounts to approximately $530,000.

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


         We recorded revenues totaling $0, $11,188,000, and $1,363,000 for sponsorship and advertising for the three years ended December 31, 2001, respectively, from affiliates with which we have strategic business alliances. For revenue recognition purposes a party is deemed an affiliate if it shares common board members, owns more than 5% of our stock or is a significant vendor to us. All such revenue from affiliates was attributable to discontinued operations.

         We paid Aquatic Innovations, Inc., a company owned by the Company's Chief Executive Officer, approximately $43,000 and $94,000 for office equipment rental and other expenses incurred on our behalf in 2001 and 2000 respectively. This financing arrangement, which was approved by the Board in 1999, concluded in December 2001.

         During the year 2001, we made additional investments of $509,000 consisting of cash advances of $320,000, accrued interest of $15,000, and extended lines of credit of $174,000 to Ask Dr Tech, Inc., a company in which our Company, and two of our directors, are preferred shareholders. Due to operational and financial difficulties of Ask Dr Tech, Inc., the Company had to write off the 2001 additional investments of $509,000, in addition to the initial investment of $770,000 made in March, 2000. The total write-off booked in December, 2001 was $1,279,000, of which $1,105,000 was recognized in to the income statement, and $174,000 was previouly reserved.

         We paid a director of the Company's Board $220,000 during the year ended December 31, 2001 for consulting services in connection with the StarBand Acquisition Agreement. The consulting services began on February 1, 2001, for an initial term of six months at $20,000 per month, and has continued on a month to month basis at $20,000 per month thereafter. These consulting services will continue until the Acquisition Agreement is consummated.

8. BUSINESS COMBINATIONS

         We completed two acquisitions during the year ended December 31, 2000; eFundraising.com Corporation Inc. ("eFundraising.com") and LearningGate.com, Inc. ("LearningGate.com"). Each acquisition was recorded using the purchase method of accounting under Accounting Principles Boards Opinion No. 16 ("APB No. 16.") The aggregate purchase price of the acquired companies, excluding future contingent consideration, was $11,553,000, and was comprised of common stock, preferred stock in a subsidiary, Time Accelerated Restricted Stock Award Plan stock options ("TARSAPS") and cash. Results of operations for each acquired company have been included in our financial results from the closing date of each transaction.

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

         On May 10, 2000, we completed our acquisition of efundraising.com, a company that offers fundraising endnote and services to schools and other organizations. In connection with the acquisition, we issued a combination of cash and securities totaling approximately $7,945,000 to acquire all of the outstanding shares of eFundraising.com. The eFundraising.com purchase price consideration recorded at closing was $7,945,000 consisting of $1,850,000 cash, $5,500,000 Class A preferred shares (500,000 shares at $11.00 per share), $198,240 Class C preferred shares consisting of 56,640 shares at $3.50 per share, $198,240 Class D preferred shares consisting of 56,640 shares at $3.50 per share and $198,240 Class E preferred shares consisting of 56,640 shares at $3.50 per share. All of the preferred shares issued pursuant to this acquisition were issued by a subsidiary of the Company. The $11.00 value per Class A preferred share was determined from the redemption price. The holders of the Class A preferred shares had the right to convert such shares into rStar common stock on a one-for-one basis. During the fourth quarter of 2000, Gilat tendered for a majority of our outstanding shares. This event triggered a "change in control" provision in the Class A preferred shares that allowed the holders of the security to demand a redemption of face value of their shares. In December of 2000, we repurchased for $5,500,000 all Class A preferred shares.

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

         The acquired businesses were both components of our School business and, as such, are part of discontinued operations. In connection with our exit from the School business, we recorded an asset impairment charge of $8,000,000 to reduce the carrying value of goodwill to the estimated net realizable value upon sale. Of that amount,$5,000,000 was attributable to eFundraising.com and the balance to LearningGate.com. Goodwill in connection with LearningGate.com was considered by management to be unrecoverable, as our principal products were software tools to be used in the School business, which we are exiting. The impairment to goodwill associated with eFundraising.com was based on management's estimate of the proceeds to be received upon an expected sale of the business.

         The proforma results of operations for the years ended December 31, 2000 and 1999 would not be materially different from the amounts reported in the consolidated statements of operations.

         In April 2001 we issued 361,314 shares of common stock to the two founders of eFundraising.com in exchange for the cancellation of all of the Time Accelerated Restricted Stock Award Plan issued in connection with our acquisition of the company. In June of 2001 we sold eFundraising.com in exchange for approximately $1,727,000 the then-carrying value of its net assets.

9. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

         Summarized quarterly supplemental consolidated financial information for 2001 and 2000 is as follows:

                                RSTAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                  (In thousands, except for per share data)

                                                                                     QUARTER ENDED
                                                                                     -------------
                                                                                                               TOTAL FOR THE
                                                                                                                 YEAR ENDED
                                                 MARCH 31        JUNE 30       SEPTEMBER 30     DECEMBER 31      DECEMBER 31
                                                 --------        -------       ------------     -----------      -----------
2001
Revenue from continuing operations              $      --       $      --       $      --       $      --        $      --
Revenue from discontinued operations                   --              --              --              --               --
                                                ---------       ---------       ---------       ---------        ---------
Total revenue                                   $      --       $      --       $      --       $      --        $      --
                                                =========       =========       =========       =========        =========
Costs and expenses continuing operations        $   2,728       $   4,850       $   3,681       $   3,852        $  15,111
Costs and expenses discontinued operations      $  12,350          ($789)       $     428       $     271        $  12,260
                                                ---------       ---------       ---------       ---------        ---------
Total costs and expenses                        $  15,078       $   4,061       $   4,109       $   4,123        $  27,371
                                                =========       =========       =========       =========        =========
Income (loss) from continuing operations        $  (2,728)      $  (4,850)      $  (3,681)      $  (3,852)       $ (15,111)
Income (loss) from discontinued operations      $ (12,350)      $     789       $    (428)      $    (271)       $ (12,260)
                                                ---------       ---------       ---------       ---------        ---------
Total income (loss)                             $ (15,078)      $  (4,061)      ($  4,109)      $  (4,123)       $ (27,371)
                                                =========       =========       =========       =========        =========
Net loss per share, basic and diluted
continuing operations                           $   (0.06)      $   (0.09)      $   (0.06)      $   (0.06)       $   (0.27)
Net loss per share, basic and diluted,
discontinued operations                         $   (0.28)      $    0.01       $   (0.00)      $   (0.00)       $   (0.22)
                                                ---------       ---------       ---------       ---------        ---------
Net loss per share, basic and diluted           $   (0.34)      $   (0.08)      $   (0.06)      $   (0.06)       $   (0.49)
                                                =========       =========       =========       =========        =========
Number of shares used in calculation               43,764          52,617          63,590          63,699           56,068

2000
Revenue from continuing operations              $      --       $      --       $      --       $      --        $      --
Revenue from discontinued operations                5,410           7,256             767             883           14,316
                                                ---------       ---------       ---------       ---------        ---------
Total revenue                                   $   5,410       $   7,256       $     767       $     883        $  14,316
                                                =========       =========       =========       =========        =========
Costs and expenses continuing operations        $     331       $     398       $   1,262       $   4,839        $   6,830
Costs and expenses discontinued operations         16,204          21,317          19,927          18,025           75,473
                                                ---------       ---------       ---------       ---------        ---------
Total costs and expenses                        $  16,535       $  21,715       $  21,189       $  22,823        $  82,303
                                                =========       =========       =========       =========        =========
Income (loss) from continuing operations        $      92       $    (305)      $  (1,422)      $  (5,223)       $  (6,858)
Income (loss) from discontinued operations        (10,794)        (14,061)        (19,160)        (60,082)        (104,097)
                                                ---------       ---------       ---------       ---------        ---------
Total income (loss)                             $ (10,702)      $ (14,366)      $ (20,582)      $ (65,305)       $(110,955)
                                                =========       =========       =========       =========        =========



Net loss per share, basic and diluted
continuing operations                           $   (0.00)      $   (0.01)      $   (0.03)      $   (0.12)       $   (0.16)
Net loss per share, basic and diluted,
discontinued operations                         $   (0.25)      $   (0.33)      $   (0.44)      $   (1.35)       $   (2.40)
                                                ---------       ---------       ---------       ---------        ---------
Net loss per share, basic and diluted           $   (0.25)      $   (0.34)      $   (0.47)      $   (1.47)       $   (2.56)
                                                =========       =========       =========       =========        =========
Number of shares used in calculation               42,236          42,464          43,765          44,315           43,348

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on this 7th day of March 2002.



                            rSTAR CORPORATION


                                                    /s/ Lance Mortensen
                           By:            President and Chief Executive Officer


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on March 1, 2002 on behalf of the Registrant and in the capacities indicated:

                   SIGNATURES                                                TITLE                                     DATE
                   ----------                                                -----                                     ----

               /s/ Lance Mortensen                President, Chief Executive Officer (principal executive          March 7, 2002
                                                  officer) and Chairman of the Board of Directors

               /s/ Robert Edwards                 Chief Financial Officer (principal financial and accounting      March 7, 2002
                                                  officer)

               /s/ Charles C. Appleby             Director                                                         March 7, 2002


               /s/ Michael Arnouse                Director                                                         March 7, 2002


               /s/ Sasson Darwish                 Director                                                         March 7, 2002


               /s/ Amiel Samuels                  Director                                                         March 7, 2002

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                       EXHIBIT DESCRIPTION
   ------                       -------------------

     2.1 Acquisition Agreement dated as of April 23, 2001 by and among Gilat to Home Latin America (Holland) N.V., rStar Corporation, and Gilat Satellite Networks Ltd. relating to the acquisition of StarBand Latin America (Holland) B.V. (schedules and exhibits omitted). (1)

     2.2 Agreement dated as of April 23, 2001 by and between rStar Corporation (formerly known as ZapMe! Corporation), a Delaware corporation, and Spacenet Inc., a Delaware corporation. (2)

     2.3 Amended and Restated Acquisition Agreement dated as of September 7, 2001 by and among Gilat to Home Latin America (Holland) N.V., rStar Corporation, and Gilat Satellite Networks Ltd. relating to the acquisition of StarBand Latin America (Holland) B.V. (schedules and exhibits omitted). (3)

     2.4 Second Amended and Restated Acquisition Agreement dated as of December 31, 2001 by and among Gilat to Home Latin America (Holland) N.V., rStar Corporation, and Gilat Satellite Networks Ltd. relating to the acquisition of StarBand Latin America (Holland) B.V. (schedules and exhibits omitted). (4)

     3.1 Third Amended and Restated Certificate of Incorporation (effective March 19, 2001). (5)

     3.2      Bylaws (Amended and Restated as of January 4, 2001). (5)

     4.1      Specimen Stock Certificate of Registrant. (5)

     10.1 Employment Agreement by and between David Wallace and rStar Corporation dated April 2, 2001. (6)

     10.2 Employment Agreement by and between Robert Edwards and rStar Corporation dated April 2, 2001. (6)

     10.3 Employment Agreement by and between Christophe Morin and rStar Corporation dated April 2, 2001. (6)

     10.4 Employment Agreement by and between Jay Scott and rStar Corporation dated April 2, 2001. (6)

     21.1     Subsidiaries of the Registrant.

     23.1     Consent of Grant Thornton LLP, Independent Certified Public
              Accountants.

     23.2     Consent of Ernst & Young LLP, Independent Auditors.

     24.1 Power of Attorney (which is included as part of the signature page of this 10-K).


(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 23, 2001.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 23, 2001.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 14, 2001.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 17, 2002.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on April 17, 2001.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 21, 2000.

-----------