Form 10-Q
period 2002-03-31
RSTAR CORP
filed 2002-05-15
CIK 1084561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From         To

Commission File Number 0-27029

RSTAR CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	91-1836242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Executive Parkway #150
San Ramon, California 94583
(Address of principal executive offices)

Registrant’s telephone number, including area code: (925) 543-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes ☒   No ☐

The number of shares of the issuer’s Common Stock outstanding as of May 9, 2002 was 63,802,563.

RSTAR CORPORATION

Condensed Consolidated Balance Sheets (In Thousands, except share and per share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$28,558	$31,034
Receivables	52	277
Prepaid expenses and other current assets	427	744
Total current assets	29,037	32,055
Equipment, net	1,408	1,895
Restricted cash	353	683
Other assets	897	1,081
Net assets of discontinued operations	276	322
Total assets	$31,971	$36,036

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,261	$1,177
Accrued and other liabilities	1,400	1,491
Accrued compensation and related expenses	263	285
Current portion of capital lease obligations	1,889	3,099
Total current liabilities	4,813	6,052
Total liabilities	4,813	6,052
Stockholders’ equity :
Convertible preferred stock, $0.01 par value Authorized shares—5,000,000, none issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value Authorized shares—200,000,000 Issued and outstanding shares 63,802,563 at March 31, 2002 and at December 31, 2001	638	638
Additional Paid-in-Capital	225,828	225,835
Deferred stock compensation	(86)	(140)
Notes receivable from stockholders	(6,500)	(6,500)
Accumulated deficit	(192,722)	(189,849)
Total stockholders’ equity	27,158	29,984
Total liabilities and stockholders’ equity	$31,971	$36,036

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Operations (In Thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2002	2001

Revenue from non-affiliates	$—	$—
Revenue from affiliates	$—	$—
Total Revenue	$—	$—
Costs and expenses:
Cost of revenues	—	—
Sales and marketing, including stock-based compensation of $0 and $16 for the three months ended March 31, 2002 and March 31, 2001	617	733
General and administrative, including stock-based compensation of $47 and $145 for the three months ended March 31, 2002 and March 31, 2001	2,011	459
Research and development, including stock-based compensation of $0 and $3 for the three months ended March 31, 2002 and March 31, 2001	213	898
Total costs and expenses	2,841	2,090
Loss from continuing operations	(2,841)	(2,090)
Other income (expense)	59	70
Interest income	123	592
Interest (expense)	(214)	(1,300)
Net loss from continuing operations	$(2,873)	$(2,728)
Loss from discontinued operations	—	(12,350)
Net loss applicable to common stockholders	$(2,873)	$(15,078)

Basic and diluted loss per common share
Net loss from continuing operations	$(0.05)	$(0.06)
Loss from discontinued operations	(0.00)	(0.28)
Net loss per share	$(0.05)	$(0.34)

Shares used in calculation of net loss per common share:
Basic and diluted	63,703	43,764

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION Condensed Consolidated Statements of Cash Flows (In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Cash Flows from Operating Activities:
Net loss from continuing operations	$(2,873)	$(2,728)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of deferred stock compensation	47	164
Depreciation	459	508
Changes in operating assets and liabilities:
Receivables	225	(193)
Prepaid expenses and other current assets	317	(164)
Other assets	184	29
Accounts payable	84	(6)
Accrued and other liabilities	(91)	(918)
Accrued compensation and related expenses	(22)	(1,304)
Net cash used in operating activities from continuing operations	(1,670)	(2,776)
Net cash provided by (used in) operating activities from discontinued operations	5	(5,434)
Net cash flows used in operating activities	(1,665)	(8,210)
Cash Flows from Investing Activities:
Disposal of equipment	28	133
Restricted cash	330	(8)
Net cash provided by investing activities from continuing operations	358	125
Net cash provided by investing activities from continuing operations	41	—
Net cash provided by investing activities	399	125
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net	—	2
Payments on lease obligations	(1,210)	(1,591)
Net cash used in financing activities	(1,210)	(1,589)
Decrease in cash and cash equivalents	(2,476)	(9,674)
Cash and cash equivalents at beginning of period	31,034	48,406
Cash and cash equivalents at end of period	$28,558	$38,732

Supplemental Disclosures:
Cash paid for interest	$99	$281
Reduction from impairment of school assets	$—	$6,500

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2002

1. Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared on the basis of our school network business (the “School Business”) being presented as a discontinued operation and include our accounts and those of our wholly and majority-owned subsidiaries. All subsidiaries are wholly owned with the exception of AutoNetworks, Inc. which has minority stockholders representing 15% of the issued and outstanding shares of its stock. That subsidiary currently has no assets, liabilities or employees as all operations in the automotive area are being conducted directly by rStar. All significant inter-company accounts and transactions have been eliminated in consolidation. In February 2001, our board of directors approved a formal plan to sell the School Business. For comparative purposes, the condensed consolidated statements of operations and related loss per share information, for all periods presented, have been restated to reflect the results of operations for the discontinued business in “Loss from discontinued operations”. The condensed consolidated balance sheets at March 31, 2002 and at December 31, 2001 reflect assets and liabilities related to the School Business as “Net assets of discontinued operations”. The condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 reflects separately cash flows from discontinued operations. The unaudited consolidated financial information as of March 31, 2002 and March 31, 2001 includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2001 and related notes.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

2. Net loss per share

Basic loss per share has been computed using net loss, divided by the weighted–average number of common shares outstanding during the period, less shares subject to repurchase, and excludes potentially dilutive securities.

Diluted net loss per share reflects potential dilution from outstanding potentially dilutive securities using the treasury stock method.

The calculation of basic and diluted net (loss) income per share is as follows (in thousands, except for per share amounts):

	Three months ended March 31,
	2002	2001

Net loss from continuing operations	$(2,873)	$(2,728)
Loss applicable to common stockholders—continuing operations	$(2,873)	$(2,728)
Loss from discontinued operations	—	(12,350)
Loss applicable to common stockholders	$(2,873)	$(15,078)

Weighted-average shares of common stock outstanding	63,803	43,964
Less: weighted-average shares subject to repurchase	(100)	(200)
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per common share	63,703	43,764
Basic and diluted net loss per common share from continuing operations	$(0.05)	$(0.06)
Basic and diluted net loss per common share from discontinued operations	(0.00)	(0.28)
Basic and diluted net loss per common share	$(0.05)	$(0.34)

For the three month periods ended March 31, 2002 and 2001, we have excluded all convertible preferred stock, warrants to purchase common and preferred convertible stock, outstanding stock options and stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive. In the three month periods ended March 31, 2002 and 2001, 100,000 shares and 200,000 shares, respectively were excluded based on shares subject to repurchase.

3. Warrants

We had the following warrants outstanding at March 31, 2002 to purchase shares of stock:

Number of Shares	Stock Types	Exercise Price Per Share	Expiration of Warrants

250,000	Common	$3.00	May 2003
250,000	Common	3.50	May 2003
100,000	Common	5.00	June 2004
150,000	Common	5.00	December 2003
50,000	Common	5.00	September 2004
800,000

4. Commitments And Contingencies

In 1999, we entered into credit lines with a number of lease finance companies for the purpose of acquiring computer and network equipment in schools. These lease arrangements bear interest from 10.5% to 18% and have terms ranging from 24 to 36 months. As of March 31, 2002, we had capital leases with eight lessors, representing a total present value obligation of approximately $1,889,000, all payable within the next year. No excess lease capacity exists on these leases.

We have a letter of credit outstanding with a company as security against certain leases. The leases are secured by the underlying computer equipment.

We lease our office facility and certain office equipment under non-cancelable lease agreements, which require us to pay a portion of operating costs, including property taxes, insurance and normal maintenance. At March 31, 2002, our future minimum payments under operating leases amount to $318,000, of which $317,000 is payable within the next year.

Interest expense on capital leases was $214,000 and $1,300,000 for the three months ending March 31, 2002 and 2001, respectively. Of those amounts, $0 and $904,000, respectively, was attributable to our leases with Spacenet.

5. Related Party Transactions

On April 23, 2001, the Company, Spacenet, and Gilat a then 51% shareholder of the Company, entered into an agreement pursuant to which the Company would issue approximately 19.3 million shares of its common stock to Spacenet (or its affiliate–assignee) in full satisfaction of the Company’s outstanding obligations to Spacenet amounting to approximately $45,000,000, and on May 21, 2001, the Company issued such shares of its common stock to Gilat Satellite Networks (Holland) B.V. The Company recorded the settlement of the outstanding obligations as a capital contribution in stockholders’ equity.

Also on April 23, 2001, the Company, Gilat To Home Latin America (Holland) N.V. and Gilat entered into a series of transactions that would result in the acquisition by the Company of Gilat’s StarBand Latin America business (the “StarBand Acquisition”), which business is focused on providing satellite-based telephone and high speed Internet services to small businesses and home-office customers in Latin America. In consideration for such acquisition, the Company agreed to issue to Gilat approximately 43.1 million shares of the Company’s common stock. Additionally, conditioned upon the closing of the acquisition agreement, the Company announced it would make a tender offer to acquire, in exchange for up to $4 million in cash and up to 312,500 ordinary shares of Gilat, up to 20% of the Company’s common stock held by each stockholder of the Company other than Gilat and its affiliates. On September 7, 2001 the parties entered into an amended acquisition agreement and, on December 31, 2001, the parties entered into a second amended acquisition agreement. The revisions to the April 23, 2001 agreement: (a) increased the number of shares of rStar common stock that the Company may acquire in the exchange offer to approximately 6,315,789 shares of rStar common stock, (b) adjusted the cash portion of the consideration for those shares from a fixed $0.95/share to an amount that will vary between $0.32 and $1.58 per share, depending on the then market value of Gilat ordinary shares, (c) established certain earnings targets for the StarBand Latin America business for the one year periods ended June 30, 2003 and 2004 that, if not achieved, will entitle non-Gilat stockholders to special cash distributions totaling up to $10 million or, if exceeded, will entitle Gilat to additional rStar shares totaling 10% of amount outstanding immediately following the StarBand Acquisition, (d) provided an exception to the obligation to make the above-described special cash distribution if the Company obtained substantial new equity financing, (e) clarified that rStar’s rights to provide services in Mexico  are non-exclusive, and (f) extended to May 31, 2002 the termination date of the acquisition agreement. Stockholders representing approximately 81.6% of our common stock have entered into a voting agreement to vote all of their shares “FOR” the proposal to approve and adopt the second amended acquisition agreement.  Upon completion of the StarBand Acquisition, StarBand Latin America is expected to become a subsidiary of rStar.

We purchased satellite and other services and previously leased a majority of the computer equipment deployed for the discontinued School Business from Spacenet.

As of March 31, 2002, Gilat, and its affiliates, owned approximately 65% of our outstanding common stock.

In January 2002, the Company entered into a Settlement Agreement and Mutual Release with Rick Inatome, the Company’s former Chief Executive Officer, in connection with claims asserted by Mr. Inatome under his written employment agreement and a written consulting agreement Mr. Inatome entered into with the Company upon his resignation as Chief Executive Officer in October 2000. The agreement provides that Mr. Inatome would receive $182,388 upon execution, plus $275,000 to be paid in twice-monthly installments commencing January 16, 2002 through and including January 31, 2003, plus $6,000 monthly for a full-time secretary and leased office space commencing March 1, 2002 through and including February 28, 2003. At December 31, 2001 we accrued for this amount in full, which amounted to approximately $530,000. At March 31, 2002 $295,000 is still outstanding.

We paid a director of the Company’s Board $60,000 during the three months ended March 31, 2002 for consulting services in connection with the StarBand Acquisition Agreement. The consulting services began on February 1, 2001, for an initial term of six months at $20,000 per month, and has continued on a month to month basis at $20,000 per month thereafter. These consulting services will continue until the Acquisition Agreement is consummated.

6. Subsequent Events

The Company conducted its Annual Meeting of Stockholders on April 30, 2002, at which a majority of the Company’s stockholders approved each of the 6 proposals described in the Company’s proxy statement.  Specifically, the Company’s stockholders approved: (1) the second amended and restated acquisition agreement for the Starband Acquisition, (2) an amendment to the Company’s Third Amended and Restated Certificate of Incorporation setting forth the terms on which the Company’s stockholders (other than Gilat and its affiliates) may be entitled to receive special cash distributions, (3) an amendment to the Company’s Third Amended and Restated Certificate of Incorporation repealing the prohibition on stockholder action by written consent, (4) an amendment to the Company’s Third Amended and Restated Certificate of Incorporation allowing stockholders owning at least a majority of outstanding shares to call a special meeting of stockholders, (5) electing 5 directors for the ensuing year and until their successors are duly elected and qualified, which directors will take office upon the closing of the Starband Acquisition, and (6) the appointment, by the Company’s Board of Directors, of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002.

On May 8, 2002, we also received a notice from the Nasdaq National Market noting deficiencies that, if uncorrected, might result in the Company’s shares being delisted from the Nasdaq National Market. Specifically, the shares will be delisted if, by June 30, 2002, the Company has not obtained shareholder ratification of the debt for equity swap that involved the issuance in 2001 of approximately 19.3 million shares in exchange for relief from $45 million in capital lease obligations to Spacenet. Furthermore, the correspondence noted that the Company remains in violation of the $1.00 minimum bid price required for continued listing on the National Market System and has been asked to address the reasons for its delay in holding an annual meeting of stockholders for the 2000 fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

Certain matters discussed in this document may constitute forward–looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These forward–looking statements relate to, among other things: (i) our expectation to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers; (ii) our expectation to generate revenue from a number of sources—end users of our industry-specific networks and vendors to those communities of users, as well as customers of the StarBand Latin America business; (iii) our belief that end users will pay a fee for broadband Internet access, industry-specific content and other bundled products and services; (iv) our belief that vendors will pay for the right to occupy a priority position on our networks; (v) our expectation to provide much of our earth segment to customers by purchasing or renting satellite dishes, hubs and send/receive cards for our network servers and our expectation to purchase the space segment from Spacenet; (vi) our belief that our available cash resources and amounts available under financing facilities will be sufficient to meet our expected working capital and capital requirements (including the exchange offer in connection with the Starband Acquisition) for the next 12 months based on our current business plan; (vii) our expectations with respect to the StarBand Latin American business; (viii) our belief that failure to complete the StarBand Acquisition could negatively affect our operating results; and (ix) our belief that continued investment in research and development will contribute to attaining our strategic objectives, including the development of new business markets. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties, which are difficult to predict. Therefore, the Company’s actual results of operation may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under “Factors Affecting Our Business, Operating Results and Financial Condition” and other risks detailed from time to time in reports filed with the SEC.

All forward-looking statements of the Company are qualified by and should be read in conjunction with such risk disclosure.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise..

Overview

We develop, implement and manage industry-specific private networks for businesses to communicate with their vendors and customers via bi-directional satellite-delivered Internet connections.Our core services and products include remote high-speed Internet access, data delivery, high-quality video, and networking services which can allow businesses to provide e-business services, such as in-store audio and video, employee benefits administration, employee training, and related services to their vendors and customers. We are currently focusing our principal efforts on building an industry-specific network for the automobile collision repair industry. Once fully developed we intend to transfer the assets necessary to conduct the business to a currently inactive, 85%-owned subsidiary.

From September 1997 through October 2000 our principal focus was building an advertiser-supported network serving the education market (the “School Business”).  Due to changes in our School Business, which led to its discontinuation, we decided to focus our efforts toward becoming a provider of satellite-based services to vertical markets. Accordingly, we are seeking to utilize the managed browser technology that was in development for the now discontinued School Business in our commercial business, including the StarBand Latin America business described below. Our solution utilizes “always on” satellite technology, which delivers technology tools and applications to small and medium-sized business entities. We customize our managed browser technology, or (“rVista(TM)”) for each network to allow Internet access, in an industry-specific managed desktop environment, for conducting business transactions or viewing web-based content and training, and providing e-business services. We expect to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers.

In October 2000, we announced that we were shifting all of our business focus and resources to pursue our current business, which business we initiated in July 2000.

Our now-discontinued network was designed primarily to provide students aged 13-19 with computer experience that was free to schools and easy to use. Our principal products and services for the discontinued School Business consisted of web-based education resources, learning tools and services. We provided each school participating in the network from 5 to 15 multimedia personal computers with monitors, a satellite-ready server, a laser printer, and satellite-based access to the Internet. In addition, we offered a proprietary, easy-to-use browser interface providing access to the Internet, search tools, and other aggregated content and services.

Since commencement of operations of the School Business, our advertising-based revenue model was targeted by federal and state legislative initiatives supported by persons seeking to minimize advertising in schools. In October 2000, as a result of these initiatives, the negative publicity generated by persons opposed to advertising and the gathering of demographic information in schools, increasing expenses associated with the maintenance and servicing of our school network, and our uncertainty regarding future sponsorship revenues, we decided that we would no longer deliver paid commercial messages directed at students, would end the advertised-supported business model, and would discontinue the installation of free computer labs in schools. The School Business operations, including the operations of our eFundraising subsidiary, which comprised all of our revenues and a significant portion of our assets and expenses, are reflected in the accompanying financial statements as discontinued. We have disposed of most of our education network through a sale of the assets and operations. Unless otherwise noted, all references to customers and clients relate to our current business operations and not the discontinued School Business.

In connection with our change in business focus, we have undergone significant reductions-in-force during 2001 and 2002. These actions, combined with attrition, have reduced our headcount approximately 83% from 120 employees at December 31, 2000 to 20 employees as of March 31, 2002. Total severance costs associated with these actions equaled approximately $735,000 for the twelve months of 2001, and $222,000 for the first quarter of 2002. These costs have been charged to operations.

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

Revenues

We expect to generate revenue from a number of sources — end users of our industry-specific networks and vendors to those community of users, as well as end users of the StarBand Latin America business. We believe that end users will pay a fee for broadband Internet access, industry-specific content and other bundled products and services. Additionally, we believe vendors will pay for the right to occupy a priority position on our networks in order to gain special access to those customers, particularly considering that the network will provide, we believe, an efficient means to distribute training, new product and other vendor services and products. Revenues from these sources will be recognized as the services are rendered.

To date, we have generated no revenue from our continuing operations.

Cost of Revenues

We anticipate that upon maturation of our continuing operations, cost of revenue will consist primarily of depreciation on network equipment, including computers placed at user sites, and to a lesser degree, the cost of administering our satellite communications network. The costs associated with this form of telecommunication include (1) the cost of land-based equipment, or “earth segment,” such as the satellite dishes, hubs, send/receive cards located inside the network servers and land-based phone service and (2) the cost of the link to and from the satellite, or “space segment.” We expect to provide much of our earth segment to customers by purchasing or renting satellite dishes, hubs and send/receive cards for our network servers. We expect to purchase the space segment from Spacenet, a wholly-owned subsidiary of Gilat. Our cost of revenue will vary based on the number of locations we serve within our networks.

In the periods for the three months ended March 31, 2002 and 2001, there were no costs of revenues from continuing operations.

Research and Development

Research and development expenses for our continuing operations were $213,000 and $898,000 for the three months ended March 31, 2002 and 2001 respectively, representing costs of personnel and overhead associated with the development of our new industry-specific private network business, the majority of which relate to furthering the development of our managed browser for use in that business.  The decline in expense in 2002 was largely due to the decrease in the number of personnel required.

To date, we have not capitalized any software development costs under Statement of Financial Accounting Standards (“SFAS”) No. 86 under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all such software development costs have been charged to research and development expense as incurred.

Sales and Marketing

Sales and marketing expenses for continuing operations for the three month periods ended March 31, 2002 and 2001 were $617,000 and $713,000, respectively, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. The first quarter 2002 payroll decreased due to a decrease in headcount against the first quarter 2001, but this was partially offset by $155,000 severance paid out in the first quarter 2002.

General and Administrative

General and administrative expenses for the three months ended March 31, 2002 were $2,011,000 representing costs of personnel and overhead associated with initiating our new industry-specific private network business. Included in this quarter’s general and administrative costs were professional and consulting costs relating to the Starband Acquisition  which costs totaled approximately $435,000. The pending acquisition of StarBand Latin America by rStar is a combination of two entities under common control. As such, all transaction costs have been expensed as incurred. General and administrative expenses attributable to our continuing business operations for the three months ended March 31, 2001 amounted to $459,000.

Amortization of Deferred Stock Compensation

Amortization of deferred compensation totaled $47,000 and $164,000 in the first quarter of 2002 and 2001 respectively. The decline in expense in 2002 was largely due to the expiration of the amortization periods of earlier grants and the departure of several executives who were beneficiaries. No grants that would generate deferred compensation were made during the first quarter of 2002 and 2001.

Interest Income and Expense

Interest income totaled $123,000 and $592,000 in the first quarter of 2002, and 2001, respectively. The decrease in income was due to diminishing cash balances available for investment, and to lower interest rates.

Interest expense totaled $214,000 and $1,300,000 in the first quarter of 2002 and 2001, respectively. The decrease in expense in 2002 from 2001 was associated with the settlement of the Spacenet capital lease obligations in April 2001.  Interest expense of $0 and $904,000 for the three months ended March 31, 2002, and 2001, respectively, was incurred with Spacenet, a related party.

Loss for discontinued operations

The loss from discontinued operations totaled $0 and $12,350,000 in the first quarter of 2002 and 2001, respectively. The loss in 2001 included(a) a $5,850,000 charge recorded to cover principally the cost of excess space segment bandwidth consumed by the School Business and resolve an existing discrepancy between Spacenet and the Company, and (b) a $6,500,000 impairment charge to reflect a revised estimate of the net proceeds to be obtained from the sale of School Business assets. At March 31, 2002 all remaining school business assets have been sold.

Liquidity and Capital Resources

On April 23, 2001, the Company entered into an agreement to issue 19,396,552 shares of its common stock to Gilat Satellite Networks (Holland) B.V. (Spacenet’s affiliate-assignee) in full satisfaction of the Company’s outstanding capital lease obligations to Spacenet of approximately $45,000,000. These shares were issued on May 21, 2001.

On September 7, 2001 and January 2, 2002, Gilat and the Company announced revisions to a series of related transactions that will result in the Starband Acquisition. In consideration for such acquisition, the Company will issue to Gilat, or its designee, approximately 43.1 million shares of the Company’s common stock. Additionally, the Company announced a tender offer to acquire, in exchange for up to $10 million in cash and up to 466,150 ordinary shares of Gilat, up to 6,315,789 - shares of the Company’s common stock not held by Gilat or its corporate affiliates.  Theses shares represent approximately 29% of the Company’s common stock not held by Gilat and its corporate affiliates. The tender offer is conditioned upon the closing of the Starband Acquisition.

We have contractual obligations totaling approximately $4.14 million. The majority of these relate to capital and operating leases. The capital leases are principally for computer equipment deployed in the now-discontinued School Business while the operating leases are primarily related to office space. Additionally, we have an employment agreement with our chief executive officer and severance agreements with a number of other senior executives that provide for substantial payments if their employment is terminated, as is expected upon the closing of the Starband Acquisition.

	Payments due by period (000s)
Contractual Obligations	Total	Less than 1 year	More than 1 year
Capital Lease Obligations	$1,889	$1,889	—
Operating Leases	318	317	$1
Employment and severance agreements	1,933	1,933	—
Total Contractual Cash Obligations	$4,140	$4,139	$1

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

Related Party Transactions

The Company has engaged in a number of transactions with related parties. Please see Note 5 to the financial statements, “Related Party Transactions”, for a description of these transactions.

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

We Have an Unproven Business Model and a Limited Operating History.

Because we discontinued our principal business — building an advertiser supported network serving the education market — and we have not completed the development of our industry-specific private network business, we have no operating history on which investors can base an evaluation of our business and prospects. Our revenue and income potential are unproven and our business model is unique and evolving. We have limited insight into trends that may emerge and affect our business.

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

Users may find that our networks’ features and content are not sufficiently compelling to continue regular use, or may turn to other Internet providers for such services such as broadband Internet connectivity, software applications, industry-specific content, and e-commerce business solutions. If we are not able to demonstrate to sponsors that our networks have an active and growing user base, sponsors may choose not to enter into sponsorship agreements with us and our revenues generated from sponsorships would suffer.

We Have Incurred Substantial Losses and Anticipate Continued Losses.

We incurred net losses of approximately $192.7 million for the period of inception through March 31, 2002, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have not achieved profitability. We expect to have continued net losses and negative cash flows. The size of these net losses will depend, in part, on revenues from our sponsors and subscribers of the industry-specific private networks we intend to provide, and on the level of our expenses.

We will need to generate significant additional revenues to achieve profitability. It is possible that we will never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we may be unable to continue our operations.

We Expect Our Quarterly Financial Results to Fluctuate and Our Recent Shift to Our Current Business Limits Management’s Ability to Predict Revenues and Expenses Precisely.

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

Following the Starband Acquisition and the Exchange Offer, Gilat Will be Able to Exercise Total Influence Over rStar.

Currently, Gilat beneficially owns approximately 65.5% of our common stock. Upon completion of the StarBand Acquisition and the exchange offer, Gilat’s beneficial ownership of our common stock will increase to approximately 86%, assuming that Gilat is issued the maximum number of shares upon rStar’s exercise of the option for Gilat ordinary shares and under the provisions regarding the additional shares that may be issued to Gilat. Pursuant to the second amended acquisition agreement, Lance Mortensen, Charles Appleby and Michael Arnouse will tender their resignations from our Board of Directors at the closing of the StarBand Acquisition, and the directors nominated by Gilat and elected by our stockholders at the April 30, 2002 Annual Meeting of Stockholders will take office immediately following the close of the Starband Acquisition.  Gilat will, therefore, be able to exercise total control over all such matters as the election of our directors and other fundamental corporate transactions such as mergers, asset sales and the sale of rStar. Additionally, pursuant to the acquisition agreement, the Board of Directors proposed, and our stockholders approved at the April 30, 2002 Annual Meeting of Stockholders, certain changes to our Third Amended and Restated Certificate of Incorporation that, as permitted by the Delaware General Corporation Law, will allow Gilat to undertake certain actions without calling and holding a special meeting of stockholders. In addition, the Board of Directors proposed, and our stockholders approved at the April 30, 2002 Annual Meeting of Stockholders, another amendment to our Third Amended and Restated Certificate of Incorporation that will permit Gilat, as our majority stockholder, to call a special meeting of rStar stockholders at any time. Accordingly, the influence of our other stockholders will be limited and may depress our stock price. Also, we cannot assure you that the interests of Gilat will not, from time to time, conflict with your interests as a stockholder.

We May Not Realize any Benefits from the Transactions Contemplated by the Acquisition Agreement.

Achieving the benefits of the transactions as reflected in the acquisition agreement will depend, in part, on the integration of StarBand Latin America’s business, technology, operations and personnel into our operations. The integration of StarBand Latin America into rStar will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. Among the challenges involved in this integration are (i) demonstrating to our customers, suppliers, and strategic partners that the acquisition will not result in adverse changes in client service standards or business focus, (ii) persuading personnel that rStar’s and StarBand Latin America’s business cultures are compatible, (iii) retaining key personnel and addressing any adverse changes in business focus. We do not have experience in integrating operations on the scale represented by the acquisition, and it is not certain that we will be able to successfully integrate StarBand Latin America into our operations in a timely manner or at all, or that any of the anticipated benefits of the acquisition will be realized. Failure to do so could seriously harm our business, financial condition and operating results.

We Have No Previous Experience in the Latin American Market and Our Ability to be Successful in that Market is Uncertain.

Through the Starband Acquisition, we will be expanding our business operations into the delivery of satellite-based telephony and Internet access services in Latin America. We have no previous experience in the Latin American market, and we have limited meaningful historical financial and operational data upon which we can base projected revenues and planned operating expenses and upon which you may evaluate our prospects in Latin America. The Latin America satellite-based telephony and Internet access market is an untested market for us and the results of these operations are uncertain and unpredictable. As a company attempting to expand its business in the satellite-based telephony and Internet access market in Latin America, we face risks relating to our ability to implement our business plan, including our ability to continue to develop and upgrade our technology, our ability to maintain and develop customer and supplier relationships, obtain key technology and the necessary governmental and regulatory approvals, consents and licenses. We may not adequately address these risks, and if we do not, we may not be able to implement our business plan as we intend. Our business model contemplates that we will generate revenues, through wholesale sales to Latin American Internet Service Providers, DTH TV companies and other service providers. The revenues may not materialize if we fail to implement our strategy for attracting wholesale customers. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face in an emerging market place. An investor in our common stock must carefully consider the risks and difficulties frequently encountered by companies that are still developing their business plan, as well as the risks we face due to our participation in a new and rapidly evolving market in Latin America. Our business strategy may not be successful and it may not successfully overcome these risks.

If the Conditions in the Acquisition Agreement Are Not Met, the Starband Acquisition May Not Occur.

Several conditions contained in the acquisition agreement must be satisfied or waived to complete the Starband Acquisition. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the Starband Acquisition will not occur or will be delayed, and we may lose some or all of the intended benefits of the Starband Acquisition. For example, if either party’s representations and warranties are not materially true and correct at the closing or either party suffers a material adverse change in its financial condition prior to closing the Starband Acquisition, the other party is not required to close the transactions.

Failure to Complete the Starband Acquisition Could Negatively Affect Our Operating Results.

If the Starband Acquisition is not completed for any reason, we may experience a number of adverse consequences, including the following:

•        the market price of our common stock may decline;

•        an adverse reaction by our investors and potential investors could adversely affect future financing opportunities;

•        we may be required under certain circumstances to pay Gilat a termination fee and reimburse Gilat and GTH Latin America for any of their out of pocket expenses incurred in connection with the acquisition agreement and the transactions; and

•        our common stock may be delisted from the Nasdaq National Market.

The Market Price of Our Common Stock May Decline as a Result of the Starband Acquisition.

In connection with the StarBand  Acquisition, we will issue new shares of rStar common stock to Gilat and certain of its subsidiaries that will dilute our results of operations on a per-share basis. This dilution could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of the issuance of additional shares. Additionally, the market price of our common stock may decline as a result of the transactions if:

•      the integration of rStar and StarBand Latin America is unsuccessful;

•      we do not achieve the perceived benefits of the StarBand Acquisition as rapidly or to the extent anticipated by financial or industry analysts or investors; or

•      the effect of the StarBand Acquisition on our financial results is not consistent with the expectations of financial or industry analysts or investors.

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

Because We Do Not Intend to Pay Dividends, You May Lose the Entire Amount of Your Investment.

We have never declared or paid any cash dividends on our common stock. Subject to certain limited exceptions, we expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Therefore, you will not receive any funds without selling your shares. Under the acquisition agreement, Gilat has agreed not to permit rStar to pay or declare any dividends or other distributions, other than the special cash distributions, for the longer of (x) one year following the closing of the StarBand Acquisition or (y) the date on which rStar’s obligation to make the special cash distributions has been satisfied in full or otherwise terminated in accordance with the terms of the acquisition agreement. Further, pursuant to the acquisition agreement, we expect to amend our Certificate of Incorporation to provide that, until such time as rStar has satisfied its obligation to make the special cash distributions, it shall not be permitted to declare or pay any dividend or other distributions on any of its capital stock other than rStar common stock and dividends payable in the form of additional shares of rStar capital stock. We cannot assure you that you will receive a return on your investment when you sell your shares of rStar common stock or that you will not lose the entire amount of your investment.

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

On February 14, 2002, we also received a notice from the Nasdaq National Market which stated that pursuant to Market place Rules 4350(e) and 4350(g), unless we hold our stockholders meeting by March 29, 2002, our common stock would be delisted. As of May 6, 2002, our common stock has not been delisted. We conducted our Annual Meeting of Stockholders meeting on April 30, 2002.

On May 8, 2002, we also received a notice from the Nasdaq National Market noting deficiencies that, if uncorrected, might result in the Company’s shares being delisted from the Nasdaq National Market. Specifically, the shares will be delisted if, by June 30, 2002, the Company has not obtained shareholder ratification of the debt for equity swap that involved the issuance in 2001 of approximately 19.3 million shares in exchange for relief from $45 million in capital lease obligations to Spacenet. Furthermore, the correspondence noted that the Company remains in violation of the $1.00 minimum bid price required for continued listing on the National Market System and has been asked to address the reasons for its delay in holding an annual meeting of stockholders for the 2000 fiscal year.

NASDAQ Has Sent Us a Notice of its Intention to Review the Decision of a NASDAQ Listing Qualifications Panel that Determined that Our Stock Would Not Be Delisted from the NASDAQ National Market.

On January 23, 2001 we received a notice from the Nasdaq Stock Market informing us that the Nasdaq Listing and Hearing Review Council (“Review Council”) called for a review of the December 10, 2001 decision of the Nasdaq Listing Qualifications Panel (“Listing Panel”) to permit our continued inclusion on the Nasdaq National Market, notwithstanding the view of the Listing Panel that, under Nasdaq Rules 4350(i)(c)(1) and 4350(i)(1)(c)(ii), a vote of our stockholders was necessary in connection with our debt for equity swap with Spacenet Inc. At the time of the consummation of that transaction with Spacenet Inc., stockholders owning a majority of our common stock advised us that they were in favor of the transaction, and we believed that no formal stockholder approval was required in connection with the debt for equity transaction.

We received the Review Council’s written decision on May 1, 2002, by which decision the Review Council ruled that the Company must obtain stockholder ratification of the debt for equity swap in compliance with all statutory or regulatory provisions of federal or state securities laws by June 30, 2002, or the Company’s securities will be immediately delisted from the Nasdaq National Market.

Our Shares of Common Stock May be Delisted from the NASDAQ National Market, Which Would Impair Their Liquidity.

If the shares of our common stock are delisted from the Nasdaq National Market, their liquidity will be impaired. Though we may decide, among other alternatives, to seek trading of our common stock on the Nasdaq SmallCap Market or on the Over-the-Counter Bulletin Board, or OTC market, if our common stock is delisted, the Nasdaq Small Cap Market and the OTC market provides substantially less liquidity than the Nasdaq National Market, and stocks traded on those other markets generally trade with larger spreads between the bid and the ask price, which may cause the trading price of our common stock to decline.

Also, if we decide to seek trading of our common stock on the OTC market, our common stock would be subject to rules under the Securities Exchange Act of 1934, which impose additional requirements on broker-dealers who sell such securities to persons other than established customers and to persons other than “accredited investors.” In this context the term “accredited investors” includes individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with their spouses. For transactions covered by such rules, a broker-dealer must make a special suitability determination regarding the purchaser and must have received the purchaser’s written consent prior to the sale. This could negatively affect the ability of broker-dealers to sell shares of our common stock and further impair the liquidity of our common stock.

If Delisted, Our Shares of Common Stock May Be Characterized as Penny Stocks, Which May Severely Harm Their Liquidity.

The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Although we are not currently considered a penny stock, the foregoing penny stock restrictions will not apply to our shares of common stock if: (1) they continue to be listed on the Nasdaq National Market; (2) certain price and volume information is publicly available about our shares on a current and continuing basis; and (3) we meet certain minimum net tangible assets or average revenue criteria. Our common stock may not qualify for an exemption from the penny stock restrictions. If our shares of common stock were subject to the rules on penny stocks, the liquidity of our common stock would be severely harmed.

Our Stock Price Has Been Highly Volatile and Has Experienced a Significant Decline, Particularly Because Our Business Depends on the Internet, and May Continue to Be Volatile and Decline.

The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology companies, particularly telecommunication and Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

Our Methods of Generating Revenues are New and Largely Untested.

The success of our business will depend on our ability to generate revenue. Prior to discontinuing our School Business, we generated 100% of our revenues from that business. We have not yet begun to generate any significant revenue from our new business, and because our methods of generating revenue are new and largely untested we may generate lower revenues than we expect. Further, if we are unable to generate multiple new sources of revenue, our future revenue growth will suffer. Currently, we expect to receive the majority of our revenue from: (1) suppliers to participants in industries for which we plan to provide private networks, who will be charged for dedicated connections, and for e-commerce and advertising access to their customers; (2) network services, including marketing and profit sharing fees; and (3) fees paid by network end users.

The success of our initiatives to become a leading provider of satellite-based network services to specific industries depends in part on our ability to adapt our experience in building a satellite-based network for our discontinued school business to other markets and those markets’ acceptance of our products and services, and more generally upon the adoption of the Internet as a medium for commerce by a broad base of customers and our users. If these markets fail to develop or develop more slowly than expected, or if our products and services do not achieve market acceptance, our revenue generated from our new network business will be lower than expected.

We Rely Heavily on Our Key Partners, Who are Related Parties, and if They Terminate Their Strategic Alliances with Us or if the Arrangements Fail to Meet Our Objectives, We May Experience Difficulty or Delays in Installing and Maintaining Our Planned Networks and Our Revenue Growth May Suffer.

We rely heavily on our strategic alliance relationships with Gilat and its wholly owned subsidiary, Spacenet. Our agreements with Gilat and Spacenet involve many aspects of our business, including deployment and operation of our planned industry-specific networks. Our arrangements with Gilat and Spacenet are complex and as a result, there are many risks related to these arrangements, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangements to meet the parties’ objectives. If we fail to maintain these relationships, as anticipated, or if our partners do not perform to our expectations, the performance of our networks, and our ability to generate revenues, may be harmed.

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

Furthermore, contracting with potential sponsors is subject to delays over which we have little or no control, including: (1) potential sponsors’ adoption of our industry-specific networks, which are a relatively new advertising medium, as an acceptable use of those sponsors’ budgets; (2) potential sponsors’ or customers’ budgetary constraints; (3) potential sponsors’ internal acceptance reviews; and (4) the possibility of cancellation or delay of projects by sponsors.

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

Governmental regulations may prevent us from choosing our business partners or restrict our activities following the StarBand Acquisition. For example, a particular Latin American country may decide that high-speed data networks used to provide access to the Internet should be made available generally to Internet service providers and may require us to provide our wholesale service to any Internet service providers that request it, including entities that compete with us. Additionally, relevant zoning ordinances may restrict the installation of satellite antennas, which might also reduce market demand for our service. Governmental authorities may also increase regulation regarding the potential radiation hazard posed by transmitting earth station satellite antennas’ emissions of radio frequency energy, which may negatively impact our business plan and revenues.

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

Barriers to International Expansion Could Limit Our Future Growth.

Expansion of our Latin American operations following the StarBand Acquisition will require significant management attention and financial resources. Expenses incurred in expanding international operations might never result in increased revenue. We face certain risks inherent in conducting business internationally, such as:

• difficulties and costs of staffing and managing international operations;

• difficulties in recruiting and training an international staff;

• difficulties in entering into strategic relationships with companies in international markets;

• language and cultural differences;

• difficulties in collecting accounts receivable and longer collection periods; and

• seasonal business activity in certain parts of the world.

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

Orbiting satellites are subject to the risk of failing prematurely due to mechanical failure, collision with objects in space or an inability to maintain proper orbit. Any such loss of the use of a satellite could prevent us from delivering our services. This interruption in services would continue until either a substitute satellite is placed into orbit, or until our services are moved to a different satellite. Moving to an alternate satellite would require us to redirect all of the satellite dishes in our networks — a very time-consuming and expensive process. The loss of a satellite could also result in increased costs of using satellites.

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

We May Be Subject to Third Party Abuses of Our Networks, such as Computer Viruses, “Spam” or “Hacking,” Which Could Lead to Interruptions in Our Services and Other Adverse Consequences Which Could be Expensive to Fix, Subject Us to Liability or Result in Lower Use of Our Networks than Expected.

The future success of our business depends on the security of our planned networks. Computer viruses or problems caused by our users or other third parties, such as the sending of excessive volumes of unsolicited bulk e-mail or “spam,” could lead to interruptions, delays, or cessation in service to our users. In addition, the sending of “spam” through our networks could result in third parties asserting claims against us. We may not prevail in such claims and our failure to do so could result in large judgments that would harm our business. Users or other third parties could also potentially jeopardize the security of confidential information stored in our computer systems by their inappropriate use of the Internet, including “hacking,” which could cause losses to us, or our users or deter persons from using our services. Users or third parties may also potentially expose us to liability by “identity theft,” or posing as another network user. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in our computer systems and that of our users.

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

The market for our industry-specific private network products and services is new and rapidly evolving, and we expect competition in and around this market to intensify in the future. While we do not believe any of our competitors currently offer the bundle of products and services we will offer, we face competition from a number of companies who (i) provide services and functionality similar to some of our services and functionality, (ii) who market products and services to a similar base of users, or both, and (iii) could in the future seek to compete more directly with us. For example, Hughes Electronics currently offers two-way satellite based broadband Internet access to businesses, and it has alliances with third parties to promote America Online’s broadband services and content. We therefore believe that our greatest potential competitive threat is posed not by a single company, but a combination of one or more companies that each addresses different parts of our new business model.

Many of our existing competitors for some of our products and services, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow such competitors to devote greater resources than we can to the development and promotion of their products and services and to adopt more aggressive pricing policies and make more attractive offers to our potential subscribers, partners, sponsors and e-commerce merchants. Many of these competitors may offer a wider range of products and services than we do, may attract sponsors and subscribers to our competitors’ products and services and, consequently, result in lower acceptance and usage of our private network products and services.

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

We May Not be Able to Obtain Additional Capital to Fund Our Operations When Needed.

We expect to use our existing cash for general corporate purposes, developing the StarBand Latin America business, expanding our sales and marketing activities if the prospects for our vertical market business remain encouraging, continuing investments in technology and product development and other capital expenditures, as well as working capital and other corporate expenses, including the funding of net losses from operations. We believe that our existing capital resources will be sufficient to meet our cash requirements for at least the next 12 months. However, our cash requirements are large, and depend on several factors, including cash outflows due to lease obligations, the rate of expansion of our planned industry-specific private networks, our success in generating revenues, the growth of sales and marketing efforts, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds were raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy our planned networks, develop or enhance our services, take advantage of future opportunities or respond to competitive pressures. Given Gilat’s majority ownership and future control of the Board of Directors, all future financing decisions will be made by Gilat.

We Are Dependent on Growth in Use and Popularity of Our Networks and the Internet by Our Users and Our Ability to Successfully Anticipate the Frequently Changing Tastes of Our Users.

Our business is unlikely to be successful if the popularity of the Internet as a viable business tool does not continue to increase. Even if the popularity of the Internet and related media does increase, the success of our planned industry-specific private network in particular depends on our ability to anticipate and keep current with the frequently changing tastes of our users, primarily small and medium-sized business enterprises in the industries we seek to serve. Any failure on our part to successfully anticipate, identify or react to changes in styles, trends or preferences of our users would lead to reduced interest in and use of our networks and therefore limit opportunities for sponsorship sales, subscriber fees and e-commerce revenues. Moreover, the “rStar Networks” brand could be eroded by misjudgments in service offerings or a failure to keep our offerings, services and content current with the evolving preferences of the marketplace.

Unauthorized Access Could Harm Our Business and Cause Us to Lose Existing Customers, Deter Potential Customers and Harm our Reputation.

Unauthorized access could potentially jeopardize the security of confidential information stored in the computer systems of our customers, which might cause our subscribers to bring liability claims against us and also might deter potential customers from using our services. Since our services allow end users to be connected to the Internet at all times, unauthorized users may have a greater ability to access information stored in end users’ computer systems. Always-on Internet services may give unauthorized users, or hackers, more and longer opportunities to break into end users’ computer or access, misappropriate, destroy or otherwise alter data accessed through the Internet.

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

We May be Subject to Liability for Information Retrieved and Replicated by Means of Our Services.

Because our customers’ end users will download and redistribute material and we may replicate material or store it on our own network devices in connection with our services, claims may be made against us for defamation, or other theories based on the nature and content of such materials. These types of claims have been brought, and sometimes successfully litigated, against online service providers in the past. Although we carry general liability insurance, our insurance may not cover potential claims of these types, or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could result in a substantial reduction in our revenue and losses over a significant period of time.

We are Heavily Dependent on Our Relationship with Gilat for Key Network Technology, Hardware and Software, and We May be Significantly Harmed if Gilat is Unable or Fails to Continue to Develop and Sell Us This Technology and Related Equipment.

We will depend on Gilat and its subsidiaries and suppliers for the satellite technology used to deliver our products and services. We have an agreement with Gilat pursuant to which, if certain conditions are met, Gilat will serve as our exclusive provider of the equipment, technology and services that we will use in our Latin American operations following the closing of the Starband Acquisition. If we are not able to perform our obligations under our agreements with Gilat, or if Gilat is unable or fails to continue to sell us this equipment and technology under the current terms of our agreement, our ability to operate our Latin American operations would be severely harmed.

Gilat’s principal offices, development facilities and manufacturing and research are located in the State of Israel. Gilat is directly affected by the political, economic and military conditions in Israel. Gilat’s production is dependent upon components imported from outside of Israel and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm Gilat’s ability to meet its supply obligations to us. If Gilat does not meet our demand and quality standards for its products, for any reason, or if the terms of our agreements with Gilat change and we decide to pursue other strategic partners, it is unlikely that we would be able to find a replacement supplier without significant harm to our business operations or relationship with Gilat.

Our future growth depends on a number of technological advances Gilat expects to attain over its existing satellite technology and which Gilat has agreed to license to us, such as the development of software that we expect will enable us to optimize the allocation of end users across our leased satellite capacity and reduce our satellite capacity costs per end user. Furthermore, Gilat has substantial business operations and opportunities apart from our business, and Gilat may develop different business objectives than ours. As a result, situations may arise in which Gilat’s interests diverge from rStar or our other stockholders. For example, we expect to be one of Gilat’s largest customers for their technology, equipment and software. We will seek to purchase from Gilat technology, products, software and equipment necessary to the operations of StarBand Latin America at prices favorable to us, but Gilat will seek to sell those items to us at prices favorable to them. If Gilat does not meet our expectations regarding these technological advances, our ability to successfully operate our business, and our financial condition and profitability, would be harmed.

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

We do not have any experience in doing business in Latin America. Our employees, outsourcing arrangements, systems, procedures and controls may be inadequate to support our future operations. In particular, once the acquisition of StarBand Latin America is completed, we expect that demands on the network infrastructure and our technical support resources will increase rapidly as our customer base grows. We may therefore experience difficulties meeting a high demand for services in the future or encounter problems in dealing with the customs of various countries in Latin America. In order to meet this demand, we will need to hire, train and retain the appropriate personnel, as well as the third-party service providers we depend on for customer service, to manage our operations. We will also need to adapt our financial and management controls, billing and information systems, reporting systems and operating systems. Our failure to manage growth and expansion effectively, or the failure by one of our service providers to adequately perform its services, could harm our ability to retain or grow our customer base which in turn would harm our business, financial condition and results of operations.

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

We May Engage in Future Acquisitions that Dilute Our Stockholders and Result in Increased Debt and Assumption of Contingent Liabilities.

As part of our business strategy, we may consider acquisition prospects that would complement our current product offerings, augment our market coverage, enhance our technical capabilities, or otherwise offer growth opportunities. In the event of such future acquisitions, we could: (1) issue equity securities, which would dilute current stockholders’ percentage ownership; (2) incur substantial debt; or (3) assume contingent liabilities.

Such actions by us could have a detrimental effect on our results of operations and/or the price of our common stock. Acquisitions also entail numerous risks, including: (1) difficulties in assimilating acquired operations, technologies, products or personnel; (2) unanticipated costs associated with the acquisition that could materially adversely affect our results of operations; (3) negative effects on our reported results of operations from acquisition related charges and of amortization of acquired technology and other intangibles; (4) diversion of management’s attention from other business concerns; (5) adverse effects on existing business relationships with suppliers and customers; (6) risks of entering markets in which we have no or limited prior experience; and (7) potential loss of key employees of acquired organizations.

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

Infringement claims could materially harm our business and financial condition. From time to time, we may receive notice of claims of infringement of third parties’ proprietary rights. The fields of telecommunications and Internet communications are filled with domestic and international patents, both pending and issued. We may unknowingly infringe such a patent. We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others, especially patent rights. Someone, including a competitor, might file a suit with little merit, in order to harm us commercially, to force us to re-allocate resources to defending such a claim, or extract a large settlement. In addition, our employees might utilize proprietary and trade secret information from their former employers without our knowledge, even though we prohibit these practices. Any litigation, with or without merit, could be time consuming to defend, result in high litigation costs, divert our management’s attention and resources or cause us to delay deployment of related technology. A jury or judge may decide against us even if we had not in fact infringed. If we lose or are forced to settle, we could be required to remove or replace allegedly infringing technology, to develop non-infringing technology or to enter into royalty or licensing arrangements. These royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all.

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

Despite our efforts to protect our intellectual property, we may be unsuccessful in doing so. We may be unable to obtain patents or register trademarks for a variety of reasons, including a mistaken belief that these items are eligible for intellectual property protection or that we are the entity entitled to this protection, if any. Our copyrights and trade secrets may similarly turn out to be ineligible for legal protection. In addition, parties may attempt to disclose, obtain or use our proprietary information despite, or in the absence of, a confidentiality agreement. Some foreign countries do not protect intellectual property rights to the same extent as the United States of America, and intellectual property law in the United States of America is still uncertain and evolving as applied to Internet-related industries. The status of domain names and the regulatory bodies in charge of them is also unsettled. Any inability to register or otherwise protect our intellectual property rights could seriously harm our business since it could enable competitors to copy important features on our network.

Furthermore, third parties may assert intellectual property infringement claims against us. These claims, possibly including those from companies from which we license key technology for our operations, could result in significant liability, the inability to use key rights and technologies, and the invalidation of our own proprietary rights. In addition, regardless of the outcome, any litigation could be time-consuming, expensive, and distracting of management’s time and attention.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2002 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. As of March 31, 2002, we had not engaged in any significant foreign currency activity.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about October 22, 2001, STM Wireless, Inc. (“STM”) filed an action entitled STM Wireless, Inc. v. Gilat Satellite Networks Ltd. et al., Orange County Superior Court Case No. 01 CC13531, by which action STM alleges that the named defendants, including the Company, improperly interfered with STM’s bid to provide telecommunication services to rural areas of Peru. STM’s complaint seeks unspecified damages.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders conducted on April 30, 2002, the following individuals were elected to the Company’s board of directors, who shall take office immediately following the closing of the Starband Acquisition:

1.      Election of Directors

	Votes For

		Votes Against

Yoel Gat	60,467,190	9,959
Giora Oron	60,467,319	9,830
Dr. Michel Anghel	60,467,319	9,830
Sasson Darwish	60,467,319	9,830
Amiel Samuels	60,467,190	9,959

In addition the election of directors, at the Company’s Annual Meeting of Stockholders conducted on April 30, 2002, the following proposals were approved:

2.      Approval of Starband Latin America Acquisition Agreement

Votes For	Votes Against	Votes Withheld	Broker Non-Vote
56,513,775	11,671	7,435	3,944,268

3.      Amendment of Certificate of Incorporation — Special Cash Distributions

Votes For	Votes Against	Votes Withheld	Broker Non-Vote
56,514,933	11,875	6,073	3,944,268

4.      Amendment of Certificate of Incorporation — Stockholder Action by Written Consent

Votes For	Votes Against	Votes Withheld	Broker Non-Vote
56,088,069	428,660	16,152	3,944,268

5.      Amendment of Certificate of Incorporation — Stockholder Call of Special Meeting

Votes For	Votes Against	Votes Withheld	Broker Non-Vote
56,513,775	11,671	7,435	3,944,268

6.      Ratification of Appointment of Grant Thornton LLP as Independent Auditors

Votes For	Votes Against	Votes Withheld	Broker Non-Vote

60,452,695	12,369	12,085	0

ITEM 5. OTHER INFORMATION

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

Date: May 13, 2002