Form 10-Q
period 2002-06-30
RSTAR CORP
filed 2002-08-19
CIK 1084561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From               To

Commission File Number 0-27029

RSTAR CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	91–1836242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Executive Parkway #150 San Ramon, California 94583
(Address of principal executive offices)

Registrant’s telephone number, including area code: (925) 543-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes ☒ No ☐

The number of shares of the issuer’s Common Stock outstanding as of August 1, 2002 was 63,952,732.

RSTAR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,486	$31,034
Receivables	88	277
Prepaid expenses and other current assets	703	744
Net assets of discontinued operations	190	—
Total current assets	27,467	32,055
Equipment, net	944	1,895
Restricted cash	—	683
Other assets	300	1,081
Net assets of discontinued operations	—	322
Total assets	$28,711	$36,036

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,229	$1,177
Accrued and other liabilities	1,143	1,491
Accrued compensation and related expenses	250	285
Current portion of capital lease obligations	1,049	3,099
Total current liabilities	3,671	6,052
Total liabilities	3,671	6,052
Stockholders’ equity:
Convertible preferred stock, $0.01 par value
Authorized shares—5,000,000, none issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value
Authorized shares—200,000,000
Issued and outstanding shares 63,802,563 at June 30, 2002 and December 31, 2001	638	638
Additional Paid-in-Capital	225,828	225,835
Deferred stock compensation	(34)	(140)
Notes receivable from stockholders	(6,500)	(6,500)
Accumulated deficit	(194,892)	(189,849)
Total stockholders’ equity	25,040	29,984
Total liabilities and stockholders’ equity	$28,711	$36,036

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2002	2001

Revenue from non-affiliates	$46	$—
Revenue from affiliates	—	—
Total Revenue	46	—
Costs and expenses:
Cost of revenues, non-affiliates	85	5
Cost of revenues, affiliates	67	—
Sales and marketing, excluding stock-based compensation of $0 and $13 for the three months ended June 30, 2002 and June 30, 2001	249	728
General and administrative, excluding stock-based compensation of $52 and $134 for the three months ended June 30, 2002 and June 30, 2001	1,565	3,453
Research and development, excluding stock-based compensation of $0 and $2 for the three months ended June 30, 2002 and June 30, 2001	160	629
Amortization of deferred stock compensation	52	149
Total costs and expenses	2,178	4,964
Loss from continuing operations	(2,132)	(4,964)
Other income	52	5
Interest income	102	454
Interest expense	(192)	(345)
Net loss from continuing operations	$(2,170)	$(4,850)
Income from discontinued operations	—	789
Dividend on Series A preferred stock	—	—
Net loss applicable to common stockholders	$(2,170)	$(4,061)

Basic and diluted loss per common share
Net loss from continuing operations	$(0.03)	$(0.09)
Income from discontinued operations	0.00	0.01
Net loss per share	$(0.03)	$(0.08)

Shares used in calculation of net loss per common share:
Basic and diluted	63,703	52,617

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,
	2002	2001

Revenue from non-affiliates	$46	$—
Revenue from affiliates	—	—
Total Revenue	46	—
Costs and expenses:
Cost of revenues, non-affiliates	85	86
Cost of revenues, affiliates	67	—
Sales and marketing, excluding stock-based compensation of $0 and $29 for the six months ended June 30, 2002 and June 30, 2001	866	1,445
General and administrative, excluding stock-based compensation of $99 and $279 for the six months ended June 30, 2002 and June 30, 2001	3,529	3,686
Research and development, excluding stock-based compensation of $0 and $5 for the six months ended June 30, 2002 and June 30, 2001	373	1,524
Amortization of deferred stock compensation	99	313
Total costs and expenses	5,019	7,054
Loss from continuing operations	(4,973)	(7,054)
Other income	111	74
Interest income	225	1,001
Interest expense	(406)	(1,600)
Net loss from continuing operations	$(5,043)	$(7,579)
Loss from discontinued operations	—	(11,562)
Dividend on Series A preferred stock	—	—
Net loss applicable to common stockholders	$(5,043)	$(19,141)

Basic and diluted loss per common share
Net loss from continuing operations	$(0.08)	$(0.16)
Loss from discontinued operations	(0.00)	(0.24)
Net loss per share	$(0.08)	$(0.40)

Shares used in calculation of net loss per common share:
Basic and diluted	63,703	48,215

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss from continuing operations	$(5,043)	$(7,579)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of deferred stock compensation	99	313
Depreciation	913	1,015
Changes in operating assets and liabilities:
Receivables	189	(518)
Prepaid expenses and other current assets	41	14
Other assets	781	267
Accounts payable	52	655
Accrued and other liabilities	(348)	(2,556)
Accrued compensation and related expenses	(35)	(1,072)
Deferred Revenue	—	175
Net cash (used in) provided by operating activities from continuing operations	(3,351)	(9,286)
Net cash used in operating activities from discontinued operations	132	(1,517)
Net cash flows used in operating activities	(3,219)	(10,803)
Cash Flows from Investing Activities:
Disposal of equipment	38	244
Restricted cash	683	(105)
Note receivable	—	(306)
Net cash provided by (used in) investing activities from continuing operations	721	(167)
Net cash provided by investing activities from discontinued operations	—	3,080
Net cash provided by investing activities	721	2,913
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net	—	10
Payments on lease obligations	(2,050)	(2,723)
Payment to acquire minority interest	—	(25)
Net cash used in financing activities	(2,050)	(2,728)
Decrease in cash and cash equivalents	(4,548)	(10,628)
Cash and cash equivalents at beginning of period	31,034	48,406
Cash and cash equivalents at end of period	$26,486	$37,778
Supplemental Disclosures:

Cash paid for interest	$159	$514
Reduction from impairment of school assets	—	$8,670

Common stock issued to acquire minority interest	—	595
Common stock issued in settlement of outstanding obligation to related party	—	45,000

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2002

1.             Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared on the basis of our advertiser–supported educational network business and fundraising business (the “School Business”) being presented as a discontinued operation and include all our accounts and those of our wholly and majority–owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In February 2001, our board of directors approved a formal plan to discontinue our School Business. For comparative purposes, the consolidated statements of operations and related (loss) income per share information, for all periods presented, have been restated to reflect the results of operations for the discontinued business in “Income(loss) from discontinued operations.” The consolidated balance sheets at June 30, 2002 and December 31, 2001 reflect assets and liabilities related to the School Business as “Net assets of discontinued operations”. The Consolidated Statement of Cash Flows for the six months ended June 30, 2002 and 2001 reflects separately cash flows from discontinued operations. The unaudited condensed consolidated financial information as of June 30, 2002 and June 30, 2001 includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2001 and related notes.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

2.             Net loss per share

Basic loss per share has been computed using net loss applicable to common shareholders, divided by the weighted–average number of common shares outstanding during the period, less shares subject to repurchase.

The calculation of basic and diluted net (loss) income per share is as follows (in thousands, except for per share amounts):

	Three months ended June 30,
	2002	2001

Net loss from continuing operations	$(2,170)	$(4,850)
Loss applicable to common stockholders-continuing operations	$(2,170)	$(4,850)
Income (loss) from discontinued operations	—	789

Loss applicable to common stockholders	$(2,170)	$(4,061)
Weighted-average shares of common stock outstanding	63,803	52,817
Less: weighted-average shares subject to repurchase	(100)	(200)
Weighted-average shares of common stock outstanding used in computing basic net loss per common share	63,703	52,617
Basic and diluted net loss per common share from continuing operations	$(0.03)	$(0.09)
Basic and diluted net income per common share from discontinued operations	0.00	0.01
Basic and diluted net loss per common share	$(0.03)	$(0.08)

	Six Months ended June 30,
	2002	2001

Net loss from continuing operations	$(5,043)	$(7,579)
Loss applicable to common stockholders-continuing operations	$(5,043)	$(7,579)
Loss from discontinued operations	—	(11,562)

Loss applicable to common stockholders	$(5,043)	$(19,141)
Weighted-average shares of common stock outstanding	63,803	48,415
Less: weighted-average shares subject to repurchase	(100)	(200)
Weighted-average shares of common stock outstanding used in computing basic net loss per common share	63,703	48,215
Basic and diluted net loss per common share from continuing operations	$(0.08)	$(0.16)
Basic and diluted net loss per common share from discontinued operations	—	(0.24)
Basic and diluted net loss per common share	$(0.08)	$(0.40)

For the three months and six months ended June 30, 2002 and 2001, we have excluded all convertible preferred stock, warrants to purchase common and preferred convertible stock, outstanding stock options and stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive. At June 30, 2002 there were 2,337,910 such shares subject to issuance.

In the three and six month periods ended June 30, 2002, 100,000 shares subject to repurchase were excluded from the weighted average shares outstanding.  In the comparable periods in 2001 we excluded 200,000 such shares.

3.             Warrants

We had the following warrants outstanding at June 30, 2002 to purchase shares of stock:

Number of Shares	Stock Types	Exercise Price Per Share	Expiration of Warrants

250,000	Common	$3.00	May 2003
250,000	Common	3.50	May 2003
100,000	Common	5.00	June 2004
150,000	Common	5.00	December 2003
50,000	Common	5.00	September 2004
800,000

4.             Commitments

In 1999, we entered into credit lines with a number of lease finance companies for the purpose of acquiring computer and network equipment in schools. These lease arrangements bear interest from 10.5% to 18% and have terms ranging from 24 to 36 months. As of June 30, 2002, we had capital leases with seven lessors, representing a total present value obligation of approximately $1,049,000, all of which will come due within the next 12 months. No excess lease capacity exists on the leases.

We lease our office facility and certain office equipment under non-cancelable lease agreements which require us to pay a portion of operating costs, including property taxes, insurance and normal maintenance.  At June 30, 2002 our future minimum payments under operating leases amounted to $91,000, all of which is due within the next year.

Interest expense on capital leases was $192,000 and $345,000 for the three months ending June 30, 2002 and 2001, respectively.  For the six month periods ending June 30, 2002 and 2001 such expenses were $406,000 and $1,600,000 respectively. For the six months periods, $0 and $904,000, respectively, were attributable to our leases with Spacenet, an affiliate.  For the three month periods ended June 30, 2002 and 2001 no interest expense was attributable to leases with an affiliate.

5.             Related Party Transactions

On April 23, 2001, the Company, Spacenet, and Gilat Satellite Networks, Ltd., ("Gilat") a then 51% shareholder of the Company, entered into an agreement pursuant to which the Company would issue approximately 19.3 million shares of its common stock to Spacenet (or its affiliate–assignee) in full satisfaction of the Company’s outstanding obligations to Spacenet amounting to approximately $45,000,000. On May 21, 2001, the Company issued such shares of its common stock to Gilat Satellite Networks (Holland) B.V. The Company recorded the settlement of the outstanding obligations as a capital contribution in stockholders’ equity.

Also on April 23, 2001, the Company, Gilat To Home Latin America (Holland) N.V. and Gilat entered into a series of transactions that would result in the acquisition by the Company of Gilat’s StarBand Latin America business (the “StarBand Acquisition”), which business is focused on providing satellite-based telephone and high speed Internet services to small businesses and home-office customers in Latin America. In consideration for such acquisition, the Company agreed to issue to Gilat approximately 43.1 million shares of the Company’s common stock. Additionally, conditioned upon the closing of the acquisition agreement, the Company announced it would make a tender offer to acquire, in exchange for up to $4 million in cash and up to 312,500 ordinary shares of Gilat, up to 20% of the Company’s common stock held by each stockholder of the Company other than Gilat and its affiliates. On September 7, 2001 the parties entered into an amended acquisition agreement and, on December 31, 2001, the parties entered into a second amended acquisition agreement. The revisions to the April 23, 2001 agreement: (a) increased the number of shares of rStar Corporation common stock that the Company may acquire in the exchange offer to approximately 6,315,789 shares, (b) adjusted the cash portion of the consideration for those shares from a fixed $0.95/share to an amount that will vary between $0.32 and $1.58 per share, depending on the then market value of Gilat ordinary shares, (c) established certain earnings targets for the StarBand Latin America business for the one year periods ended June 30, 2003 and 2004 that, if not achieved, will entitle non-Gilat stockholders to special cash distributions totaling up to $10 million or, if exceeded, will entitle Gilat to additional rStar shares totaling 10% of amount outstanding immediately following the StarBand Acquisition, (d) provided an exception to the obligation to make the above-described special cash distribution if the Company obtained substantial new equity financing, (e) clarified that rStar’s rights to provide services in Mexico  are non-exclusive, and (f) extended to May 31, 2002 the termination date of the acquisition agreement.  The termination date of the acquisition agreement was subsequently extended by mutual agreement to August 31, 2002.  Stockholders representing approximately 81.6% of our common stock have entered into a voting agreement to vote all of their shares “FOR” the proposal to approve and adopt the second amended acquisition agreement.

We purchased satellite and other services and previously leased a majority of the computer equipment deployed for the discontinued School Business from Spacenet.

In January 2002, the Company entered into a Settlement Agreement and Mutual Release with Rick Inatome, the Company’s former Chief Executive Officer, in connection with claims asserted by Mr. Inatome under his written employment agreement and a written consulting agreement Mr. Inatome entered into with the Company upon his resignation as Chief Executive Officer in October 2000. The agreement provides that Mr. Inatome would receive $182,388 upon execution, plus $275,000 to be paid in twice-monthly installments commencing January 16, 2002 through and including January 31, 2003, plus $6,000 monthly for a full-time secretary and leased office space commencing March 1, 2002 through and including February 28, 2003. At December 31, 2001 we accrued for this amount in full, which amounted to approximately $530,000. As of June 30, 2002, $208,000 remained accrued.

We paid a director of the Company’s Board $120,000 during the six months ended June 30, 2002 for consulting services in connection with the StarBand Acquisition Agreement. The consulting services began on February 1, 2001, for an initial term of six months at $20,000 per month, and has continued on a month to month basis at $20,000 per month thereafter. These consulting services were terminated on August 2, 2002.

6. New Accounting Standards

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No.  144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-LiveD Assets to be Disposed of,” and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets held or to be disposed of by sale, whether such assets are or are not deemed to be a business.  SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations.  We are required to adopt the standard on January 1, 2002 and have done so.  This adoption did not have a material impact on the financial position or operation of the Company.

7. Subsequent Events

On August 2, 2002, we closed the previously announced StarBand Acquisition and issued 43,103,448 shares of Company common stock to Gilat To Home Latin America, an affiliate of Gilat.  Our stockholders had approved the StarBand Acquisition, and other related transactions, at our Annual Meeting of stockholders held on April 30, 2002.  In accordance with the terms of the acquisition agreement between Gilat and rStar, while regulatory approvals required for the transfer of certain of the Latin American operations are pending, Gilat will provide rStar with the economic benefit of such operations until such time as the regulatory approvals have been obtained.  The StarBand Latin America business currently operates satellite-based rural telephony networks in certain Latin American countries, as well as high-speed consumer Internet access pilot networks in certain other countries.  StarBand Latin America expects to work on a wholesale basis with Latin American ISPs, PTTs and other providers to offer high-speed Internet access via satellite.  We believe that its target customer will be the small office/home office and select consumer market segment in Latin America.

Effective upon the closing of the StarBand Acquisition, the members of the rStar's Board of Directors elected at the April 30, 2002 meeting of rStar stockholders took office.  In addition, as described in the Offer to Exchange/Prospectus dated June 25, 2002 and rStar's Proxy Statement for the April 30, 2002 Annual Meeting, effective with the closing of the StarBand Acquisition, the previously announced resignation of Lance Mortensen as Chairman and Chief Executive Officer of rStar became effective on August 2, 2002.  Mr. Giora Oron has been appointed as rStar's interim Chief Executive Officer and Mr. Amit Ancikovsky has been appointed as the interim Chief Financial Officer.

On August 9, 2002, we accepted for exchange 6,315,789 shares of Company common stock validly tendered in the exchange offer, which is the maximum number of shares rStar and Gilat offered to exchange in the exchange offer.  The exchange offer expired at midnight, New York City time, on Friday, August 2, 2002.  The exchange agent for the exchange offer advised us that a total of 19,086,916 shares of rStar common stock had been validly tendered, the proration provisions described in the Offer to Exchange/Prospectus dated June 25, 2002 applied.  The exchange agent also advised us that the final proration factor applicable to each rStar stockholder who validly tendered their shares in the exchange offer is 33.08965%.  The consideration for each of the rStar shares accepted for exchange, consisting of a $1.58 and 0.0738 of a Gilat ordinary share, will be distributed by the exchange agent in the coming weeks.

With the completion of the exchange offer and the StarBand Acquisition, Gilat's beneficial ownership of the outstanding rStar shares increased to approximately 85%.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

Certain matters discussed in this document may constitute forward–looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These forward–looking statements relate to, among other things: (i) our expectation to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers; (ii) our expectation to generate revenue from a number of sources—end users of our industry-specific networks and vendors to those communities of users, as well as customers of the StarBand Latin America business; (iii) our belief that end users will pay a fee for broadband Internet access, industry-specific content and other bundled products and services; (iv) our belief that vendors will pay for the right to occupy a priority position on our networks; (v) our expectation to provide much of our earth segment to customers by purchasing or renting satellite dishes, hubs and send/receive cards for our network servers and our expectation to purchase the space segment from Spacenet; (vi) our belief that our available cash resources and amounts available under financing facilities will be sufficient to meet our expected working capital and capital requirements (including the exchange offer in connection with the Starband Acquisition) for the next 12 months based on our current business plan; (vii) our expectations with respect to the StarBand Latin American business;and (viii) our belief that continued investment in research and development will contribute to attaining our strategic objectives, including the development of new business markets. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties, which are difficult to predict. Therefore, the Company’s actual results of operation may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under “Factors Affecting Our Business, Operating Results and Financial Condition” and other risks detailed from time to time in reports filed with the SEC.

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

In connection with our change in business focus, we have undergone significant reductions-in-force during 2001 and 2002. These actions, combined with attrition, have reduced our headcount approximately 83% from 120 employees at December 31, 2000 to 18 employees as of June 30, 2002. Total severance costs associated with these actions equaled approximately $735,000 for the twelve months of 2001, and $275,000 for the first half of 2002. These costs have been charged to operations.

On August 2, 2002, we closed the previously announced StarBand Acquisition and issued 43,103,448 shares of Company common stock to Gilat To Home Latin America, an affiliate of Gilat.  The StarBand Latin America business currently operates satellite-based rural telephony networks in certain Latin American countries, as well as high-speed consumer Internet access pilot networks in certain other countries.  StarBand Latin America expects to work on a wholesale basis with Latin American ISPs, PTTs and other providers to offer high-speed Internet access via satellite.  We believe that its target customer will be the small office/home office and select consumer market segment in Latin America.

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

Currently, we receive monthly service fees from customers who have made arrangements with us to receive satellite service.  Such fees are billed monthly and recognized at the end of the month in which service is performed.  We also receive upfront installation/activation fees at the time the installation work is performed.  Such fees are deferred and recognized over the contractual life of the service, as are direct costs associated with the installation work.

During the second quarter of 2002 we recorded $46,000 in revenue which represented the activity of the currently small initial base of customers for AutoNetworks’ products.  No revenue was recorded from continuing operations in any prior period.

Cost of Revenues

We anticipate that upon maturation of our continuing operations, cost of revenue will consist primarily of depreciation on network equipment, the cost of administering our satellite communications network and the cost of installing satellite signal-receiving equipment at customer sites. The costs associated with this form of telecommunication include (1) the cost of land-based equipment, or “earth segment,” such as the satellite dishes, hubs, send/receive cards located inside the network servers and land-based phone service and (2) the cost of the link to and from the satellite, or “space segment.” We expect to provide much of our earth segment to customers by purchasing or renting satellite dishes, hubs and send/receive cards for computers at customer locations. We expect to purchase the space segment from Spacenet  a wholly-owned subsidiary of Gilat. Our cost of revenue will vary based on the number of locations we serve within our networks.

For the three and six months ended June 30, 2002 our cost of revenues from continuing operations equaled $152,000 which reflected depreciation for our now nearly fully-depreciated network operations computer equipment, installation costs for new customers and monthly space segment costs.  In the comparable prior year three and six month periods cost of revenue reflected depreciation only for our network operations computer equipment.

Research and Development

Research and development expenses for our continuing operations were $160,000 and $629,000 for the three months ended June 30, 2002 and 2001, respectively, representing costs of personnel and overhead associated with the development of our new industry-specific private network business, the majority of which relate to furthering the development of our managed browser for use in that business.  The decline in expense in 2002 was largely due to the decrease in the number of personnel.

For the six months ended June 30, 2002 and 2001, research and development expenses were $373,000 and $1,524,000, respectively.  The sharp decline in expense in 2002 was largely due to the decrease in the number of personnel required for our research and development efforts.

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

Sales and Marketing

Sales and marketing expenses for continuing operations for the three month periods ended June 30, 2002 and 2001 were $249,000 and $728,000, respectively, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. For the six months ended June 30, 2002 and 2001 expenses were $866,000 and $1,445,000, respectively.  Throughout the first half of 2002 our sales and marketing payroll decreased significantly due to headcount reductions.

General and Administrative

General and administrative expenses for the three months ended June 30, 2002 and 2001 were $1,565,000 and $3,453,000, respectively.   These amounts represented the costs of personnel and overhead associated with initiating our new industry-specific private network business. Included in general and administrative expenses for the quarter ended June 30, 2002 were professional and consulting costs relating to the StarBand Acquisition, which totaled approximately $435,000. The StarBand Acquisition is a combination of two entities under common control. As such, all transaction costs have been expensed as incurred. General and administrative expenses attributable to our continuing business operations for the three months ended March 31, 2001 amounted to $459,000.  General and administrative expenses for the six months ended June 30, 2002 and 2001 were $3,529,000 and $3,686,000, respectively.  Expenses in the six months ended June 30, 2001 exclude $1,874,000 general and administrative expenses associated with the discontinued school business.

Amortization of Deferred Stock Compensation

Amortization of deferred compensation totaled $52,000 and $149,000 in the three months ended June 30, 2002 and 2001, respectively.  Amortization expense for the six month periods ending June 30, 2002 and 2001 totaled $99,000 and $313,000, respectively.  The declines in expense in 2002 were largely due to the expiration of the amortization periods of earlier grants and the departure of several executives who were beneficiaries. No grants that would generate deferred compensation were made during the first six months of 2002 or 2001.

Interest Income and Expense

Interest income totaled $102,000 and $454,000 for the three months ended June 30, 2002 and 2001, respectively.   For the six month periods ending on those dates interest income totaled $225,000 and $1,001,000, respectively.  The decrease in income in both periods was due to a combination of diminishing cash balances available for investment and lower interest rates.

Interest expense totaled $192,000 and $345,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease in expense in 2002 from 2001 was a result of a number of leases expiring in 2002.  Interest expense for the six months ended June 30, 2002 and 2001 totaled $406,000 and $1,600,000, respectively.  The year to year decline was largely due to a settlement of the Spacenet capital lease obligations in April 2001in exchange for equity in rStar.  No interest expense for any period of 2002 was incurred with Spacenet, a related party.  Related party interest in 2001 totaled $904,000 for the three and six month periods ended June 30, 2001.

Loss for discontinued operations

The loss from discontinued operations totaled $0 in the second quarter of 2002 versus a gain of $789,000 in the second quarter of 2001.  For the six months ended June 30, 2002 and 2001 the loss from discontinued operations was $0 and $11,562,000, respectively.  There were no gains or losses from discontinued operations in 2002 because as of the start of the year all School Business assets had been sold.  The gain in the second quarter of 2001 was due to a reduction in March of 2001 of the estimated loss on disposal.  The $11,562,000 loss during first six months of 2001 was due to a) a $5,850,000 charge recorded to cover the cost of excess space segment bandwidth consumed by the discontinued school business and to resolve an existing discrepancy between Spacenet and the Company and b) an $8,670,000 impairment charge to reflect a revised estimate of the net proceeds to be obtained from the sale of School Business assets.

Liquidity and Capital Resources

On April 23, 2001, the Company entered into an agreement to issue 19,396,552 shares of its common stock to Gilat Satellite Networks (Holland) B.V. (Spacenet’s affiliate-assignee) in full satisfaction of the Company’s outstanding capital lease obligations to Spacenet of approximately $45,000,000. These shares were issued on May 21, 2001.

On September 7, 2001 and January 2, 2002, Gilat and the Company announced revisions to a series of related transactions that will result in the Starband Acquisition in exchange for 43,103,448 shares of Company common stock.  The Company announced a tender offer to acquire, in exchange for up to $10 million in cash and up to 466,150 ordinary shares of Gilat, up to 6,315,789 shares of the Company’s common stock not held by Gilat or its corporate affiliates.  Theses shares represent approximately 29% of the Company’s common stock not held by Gilat and its corporate affiliates. The tender offer is conditioned upon the closing of the Starband Acquisition which, in fact, closed August 2, 2002.

We have contractual obligations totaling approximately $2.9 million related to capital and operating leases and employment/severance agreements. The capital leases are principally for computer equipment deployed in the now-discontinued School Business while the operating leases are primarily related to office space. Additionally, we have an employment agreement with our chief executive officer and severance agreements with a number of other senior executives that provide for substantial payments if their employment is terminated, as occurred upon the closing of the Starband Acquisition.

	Payments due by period (000s)
Contractual Obligations	Total	Less than 1 year	More than 1 year
Capital Lease Obligations	$1,049	$1,049	—
Operating Leases	91	91	$—
Employment and severance agreements	1,792	1,792	—
Total Contractual Cash Obligations	$2,932	$2,932	$—

We believe that our available cash resources will be sufficient to meet our expected working capital and capital expenditure requirements, including the cash that we expect to pay to our stockholders in the exchange offer, for the next 12 months based on our current business as conducted through June 30, 2002.  The StarBand Acquisition, however, will result in the addition of a substantial new business to the Company and new management. The financial requirements of that business can vary significantly based on a number of factors, including, the speed with which service is expanded, the impact that competitive offerings have on market prices and terms, the ability of the Company to forecast its expenses and the terms it receives from its vendors, among other things (See “Risk Factors”).  Consequently,  we may seek to raise additional funds. Additionally, we may require additional capital to develop new satellite-based private networks, respond to competitive pressures, acquire complementary technologies, or respond to unanticipated developments.

We may seek to raise additional funds through private or public sales of securities, strategic financial and business relationships, bank debt, lease financing, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage of the Company owned by existing stockholders will be reduced, stockholders may experience additional dilution, and these equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Additional financing may not be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy or enhance our networks, develop the business acquired in the StarBand Acquisition, take advantage of future opportunities, or respond to competitive pressures or unanticipated developments, which could severely harm our business.

Related Party Transactions

The Company has engaged in a number of transactions with related parties. Please see Note 5 to the financial statements, “Related Party Transactions” and Note 7 to the financial statements, "Subsequent Events", for a description of these transactions.

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

We Have Incurred Substantial Losses and Anticipate Continued Losses.

We incurred net losses of approximately $194.9 million for the period of inception through June 30, 2002, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have not achieved profitability. We expect to have continued net losses and negative cash flows. The size of these net losses will depend, in part, on revenues from our sponsors and subscribers of the industry-specific private networks we intend to provide, and on the level of our expenses.

We will need to generate significant additional revenues to achieve profitability. It is possible that we will never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we may be unable to continue our operations.

We may not realize any benefits from the StarBand Acquisition.

Achieving the benefits of the StarBand Acquisition will depend, in part, on our ability to integrate the StarBand Latin America business, technology, operations and personnel into our operations.  The integration of StarBand Latin America will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner.  Among other challenges involved in this integration are (i) obtaining the regulatory approvals required to transfer certain Latin American operations from Gilat to rStar, (ii) ensuring that Gilat provides rStar with the economic benefit of such operations until such time as the regulatory approvals have been obtained; (iii) retaining key personnel and addressing any adverse changes in business focus; and (iv) maintaining the necessary cash and other resources to meet our expected working capital and capital expenditure requirements, including the cash that we may have to pay our stockholders pursuant to the special cash distribution.

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

Following the Starband Acquisition and the Exchange Offer, Gilat Will be Able to Exercise Total Influence Over rStar.

As of June 30, 2002, Gilat beneficially owned approximately 65.5% of our common stock. Upon completion of the StarBand Acquisition and the exchange offer, Gilat’s beneficial ownership of our common stock will increase to approximately 86%, assuming that Gilat is issued the maximum number of shares upon rStar’s exercise of the option for Gilat ordinary shares and under the provisions regarding the additional shares that may be issued to Gilat. Pursuant to the second amended acquisition agreement, Lance Mortensen, Charles Appleby and Michael Arnouse will tender their resignations from our Board of Directors at the closing of the StarBand Acquisition, and the directors nominated by Gilat and elected by our stockholders at the April 30, 2002 Annual Meeting of Stockholders will take office immediately following the close of the Starband Acquisition.  Gilat will, therefore, be able to exercise total control over all such matters as the election of our directors and other fundamental corporate transactions such as mergers, asset sales and the sale of rStar. Additionally, pursuant to the acquisition agreement, the Board of Directors proposed, and our stockholders approved at the April 30, 2002 Annual Meeting of Stockholders, certain changes to our Third Amended and Restated Certificate of Incorporation that, as permitted by the Delaware General Corporation Law, will allow Gilat to undertake certain actions without calling and holding a special meeting of stockholders. In addition, the Board of Directors proposed, and our stockholders approved at the April 30, 2002 Annual Meeting of Stockholders, another amendment to our Third Amended and Restated Certificate of Incorporation that will permit Gilat, as our majority stockholder, to call a special meeting of rStar stockholders at any time. Accordingly, the influence of our other stockholders will be limited and may depress our stock price. Also, we cannot assure you that the interests of Gilat will not, from time to time, conflict with your interests as a stockholder.

The payment of the special cash distribution will be subject to the financial condition of rStar and Gilat.

We will need to have sufficient available capital or surplus available in order to pay the special cash distributions, if any are required.  In the acquisition agreement approved by our stockholders at our April 30, 2002 annual meeting, Gilat has agreed that, in the event that rStar is unable to make the special cash distribution to its stockholders for any reason, Gilat shall make a cash capital contribution to rStar to the extent necessary for rStar to make the special cash distribution.  We cannot give you any assurance that at the time any special distribution is required to be made that either rStar or Gilat will have sufficient resources available to fund the special cash distribution.

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

NASDAQ has Delisted Our Common Stock from the Nasdaq National Market and has Sent Us Notices Regarding the Possibility of Delisting Our Common Stock From the Nasdaq SmallCap Market.

On February 14, 2002 we received a notice from the Nasdaq Stock Market that, pursuant to Market place Rule 4450 (a)(5), our stock could be delisted from the Nasdaq National Market because the stock failed to close above a minimum bid price of $1.00 during the preceding 30 consecutive trading days.   Subsequently, the Company was, in fact, delisted from the National Market System and began trading on the Nasdaq SmallCap market under the symbol "RSTRC".  The Company’s stock has failed to close above a minimum bid price of $1.00 for an extended period of time.  In a letter dated July 5, 2002 the Company was notified that, should it fail to comply with the $1.00 minimum bid price requirement, it may be delisted from the SmallCap market as early as August 13, 2002.  A common course of action for companies attempting to maintain their listing by ensuring a bid price in excess of $1.00 is the institution of a reverse stock split. At present, we have made no decision with respect to this course of action but will continue to evaluate this alternative in light of all other options, including accepting a delisting determination. A reverse stock split could negatively impact the value of our stock by allowing additional downward pressure on the stock price as our relative value becomes greater following the reverse split. That is to say, the stock, at our new, higher price per share has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward.

Our Shares of Common Stock May be Delisted from the NASDAQ SmallCap Market, Which Would Impair Their Liquidity.

If the shares of our common stock are delisted from the Nasdaq SmallCap Market, their liquidity will be impaired. Though we may decide, among other alternatives, to seek trading of our common stock on the Over-the-Counter Bulletin Board, or OTC market, if our common stock is delisted, the OTC market provides substantially less liquidity than the Nasdaq SmallCap Market, and stocks traded on the OTC market generally trade with larger spreads between the bid and the ask price, which may cause the trading price of our common stock to decline.

Also, if we decide to seek trading of our common stock on the OTC market, our common stock would be subject to rules under the Securities Exchange Act of 1934, which impose additional requirements on broker-dealers like making a special suitability determination regarding the purchaser and receiving the purchaser’s written consent prior to the sale. This could negatively affect the ability of broker-dealers to sell shares of our common stock and further impair the liquidity of our common stock

If Delisted, Our Shares of Common Stock May Be Characterized as Penny Stocks, Which May Severely Harm Their Liquidity.

The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Although we are not currently considered a penny stock, the foregoing penny stock restrictions will not apply to our shares of common stock if our shares of Common Stock are deemed to be "penny stock":  Our common stock may not qualify for an exemption from the penny stock restrictions. If our shares of common stock were subject to the rules on penny stocks, the liquidity of our common stock would be severely harmed.

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

We rely heavily on our strategic alliance relationships with Gilat and its wholly owned subsidiary, Spacenet. Our agreements with Gilat and Spacenet involve many aspects of our business, including deployment and operation of our planned industry-specific networks. Our arrangements with Gilat and Spacenet are complex and as a result, there are many risks related to these arrangements, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangements to meet the parties’ objective or the financial condition of Gilat and its affiliates. If we fail to maintain these relationships, as anticipated, or if our partners do not perform to our expectations, the performance of our networks, and our ability to generate revenues, may be harmed.

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

If Gilat is unable to provide us with the licenses and services we require, we may be unable to provide our services and our business will be harmed.

We will depend upon Gilat and its subsidiaries in Latin America and the United States to provide us with the services that are required to run our business and provide our services, especially due to the StarBand Acquisition.  For example, we are not a licensee in the United States or in any Latin America country and do not hold any authorizations to operate satellite communication facilities.  We will depend totally upon the licenses held by the subsidiaries of Gilat located in the United States and in Latin America for our products and services.  If their licenses are limited or revoked, if any legal or regulatory restrictions are imposed on extending their services to us, or if the United States or any Latin American country limits the number of their earth stations or if they fail to operate the earth stations providing service to subscribers of our wholesale customers, in a satisfactory manner, our business could be seriously harmed.

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

Following the StarBand Acquisition, our international operations in Latin America will increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs, delays and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may confiscate our products or impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. In addition, our international operations in Latin America are also subject other factors beyond our control, such as political and economic instability, including the current political instability throughout Latin America.

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

The satellite industry is a highly regulated industry. In the United States, operation and use of satellites requires licenses from the FCC. As a lessee of satellite space, we could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, any of which may modify the present regulatory environment in the United States of America. While we believe that Spacenet will be able to obtain all U.S. licenses and authorizations necessary to operate effectively, it may not continue to be successful in doing so. Our failure to indirectly obtain some or all necessary licenses or approvals could impose significant additional costs and restrictions on our business, require us to change our operating methods, or result in us no longer being able toprovide our service to affected users.

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

We May Not be Able to Obtain Additional Capital to Fund Our Operations When Needed.

We expect to use our existing cash for general corporate purposes, developing the StarBand Latin America business, expanding our sales and marketing activities if the prospects for our vertical market business remain encouraging, continuing investments in technology and product development and other capital expenditures, as well as working capital and other corporate expenses, including the funding of net losses from operations. We believe that our existing capital resources will be sufficient to meet our cash requirements for at least the next 12 months. However, our cash requirements are large, and depend on several factors, including cash outflows due to lease obligations, the rate of expansion of our planned industry-specific private networks, our success in generating revenues, the growth of sales and marketing efforts, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds were raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy our planned networks, develop or enhance our services, take advantage of future opportunities or respond to competitive pressures. Given Gilat’s majority ownership and control of the Board of Directors, all future financing decisions will be made by Gilat.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in high-credit money market funds. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2002 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. As of June 30, 2002, we had not engaged in any significant foreign currency activity.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(a)           Exhibits

None.

(b)           Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSTAR CORPORATION
(Registrant)
	By:	/s/ GIORA ORON
Giora Oron
Interim Chief Executive Officer (Principal Executive Officer)
	By:	/s/ AMIT ANCIKOVSKY
Amit Ancikovsky Interim Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2002