Form 10-Q
period 2002-09-30
RSTAR CORP
filed 2002-11-27
CIK 1084561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From               To

Commission File Number 0-27029

RSTAR CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	91-1836242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1560 Sawgrass Corporate Pkwy, Suite 200 Sunrise, FL 33323
(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 858-1600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes ☒ No ☐

The number of shares of the issuer’s Common Stock outstanding as of October 31, 2002 was 104,529,864.

RSTAR CORPORATION

FORM 10-Q

QUARTER ENDED SEPTMEBER 30, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RSTAR CORPORATION AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30, 2002	December 31, 2001
	Unaudited	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,761	$37,334
Restricted cash	2,046	1,885
Accounts receivables, net	19,436	21,682
Tax receivable	2,525	2,390
Other accounts receivable and prepaid expenses	984	3,063
Inventory	7,592	9,743

Total current assets	46,344	76,097

Long term restricted cash	3,283	4,021
Long term receivables	6,708	141
Property and equipment, net	16,592	21,931
Other assets, net	495	1,081
Net assets of discontinued operations	—	322
Total assets	$73,422	$103,593

The accompanying notes are an integral part of the condensed consolidated financial statements.

RSTAR CORPORATION AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30, 2002	December 31, 2001
	Unaudited	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term bank credit	$640	$1,278
Current portion of long term debt	2,284	—
Current portion of capital lease obligations	2,841	4,679
Accounts payable	4,436	7,449
Due to related parties	25,369	35,741
Deferred revenues	1,460	1,254
Accrued expenses and other liabilities	3,840	7,749
Total current liabilities	40,870	58,150

LONG-TERM LIABILITIES

Long-term debt and other long term liabilities	2,305	3,305
Long term deferred revenue	1,613	2,489
Long term capital lease obligations	3,103	3,236

Total liabilities	47,891	67,180

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $0.01 par value Authorized shares-5,000,000, none issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value Authorized shares-200,000,000 Issued and outstanding shares 104,529,864 at September 30, 2002 and 63,802,563 at December 31, 2001	1,045	638
Additional Paid-in-Capital	79,496	76,709
Deferred stock compensation	—	(140)
Notes receivable from stockholders	(6,500)	(6,500)
Accumulated other comprehensive income (loss)	161	(126)
Accumulated deficit	(48,671)	(34,170)
Total equity	25,531	36,411
Total liabilities and stockholders’ equity	$73,422	$103,591

The accompanying notes are an integral part of the condensed consolidated financial statements.

RSTAR CORPORATION AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

U.S. dollars in thousands

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	Unaudited		Unaudited
Revenues:
Products	$2,999	$10,268	$8,903	$33,206
Services	4,615	4,552	14,771	11,752
	7,614	14,820	23,674	44,958

Cost of revenues:
Products	404	8,451	3,057	28,614
Services	4,905	6,243	18,105	15,559
Write-off of inventories	1,029	—	1,516	—
	6,388	14,694	22,678	44,173

Gross profit	1,276	126	996	785
Research and development costs, net	127	691	500	2,215
Selling and marketing expenses	90	997	2,097	2,585
General and administrative expenses	5,726	2,998	12,104	8,265
Operating loss	(4,667)	(4,560)	(13,705)	(12,280)
Financial expenses, net	(156)	(923)	(727)	(4,109)
Other loss	(455)	(452)	(406)	(395)
Loss before taxes on income	(5,278)	(5,935)	(14,838)	(16,784)
Taxes on income	15	1,294	(337)	258
Loss after taxes on income	(5,293)	(7,229)	(14,501)	(17,042)
Discontinued operation	—	428	—	11,990

Net Loss	$(5,293)	$(7,657)	$(14,501)	$(29,032)

Basic and diluted loss per common share:
Net loss from continuing operations	$(.06)	$(.11)	$(.20)	$(.32)
Loss from discontinued operations	—	$(.01)	—	$(.22)
Net loss per share	$(.06)	$(.12)	$(.20)	$(.54)
Shares used in calculation of net loss per common share basic and diluted:	90,411	63,590	72,606	53,397

See accompanying Notes to Condensed Consolidated Financial Statements

RSTAR CORPORATION AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2002	2001
	Unaudited
Cash flows from operating activities:
Net loss from continuing operations	$(14,501)	$(17,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	132	436
Depreciation	4,693	2,883
Loss on sale of property and equipment	406	301
Increase in deferred income taxes, net	(195)	(1,757)
Decrease (increase) in accounts receivables	724	(15,594)
Increase in other accounts receivable and prepaid expenses	(4,667)	(1,232)
Increase (decrease) in accounts payable	(2,807)	5,355
Increase in related parties	5,761	19,137
Decrease in accrued expenses, other liabilities and deferred revenue	(5,677)	(1,321)
Decrease in inventory	3,330	6,103
Net cash used in operating activities from continuing operations	(12,801)	(2,731)
Net cash (used in) operating activities from discontinued operations	322	(1,561)
Net cash flows used in operating activities	(12,479)	(4,292)
Cash flows from investing activities:
Purchase of property and equipment	(1,440)	(4,255)
Restricted cash	577	(5,333)
Net cash used in investing activities	(863)	(10,088)
Net cash provided by investing activities from discontinued operations	—	5,708
Net cash flows used in investing activities	(863)	(4,380)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	32	286
Borrowing on long term and other debt	2,458	—
Short term bank credit, net	(638)	451
Payments on lease obligations	(1,969)	(3,896)
Payment to acquire minority interest	(9,979)	(25)
Net cash used in financing activities	(10,096)	(3,184)
Effects of exchange rate changes	(135)	(84)
Decrease in cash and cash equivalents	(23,573)	(11,940)
Cash and cash equivalents at beginning of period	37,334	49,104
Cash and cash equivalents at end of period	$13,761	$37,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

RSTAR CORPORATION AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2002	2001
	Unaudited
Supplemental Disclosures:
Cash paid for interest	$1,324	$1,364
Reduction from impairment of school assets	—	9,045
Common stock issued to acquire minority interest	—	(595)
Common stock issued in settlement of outstanding obligation to related party	—	(45,000)
Conversion of related party debt to equity	13,003	5,359
Fixed assets obtained from related party	—	3,106

RSTAR CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2002

NOTE 1:         BUSINESS DESCRIPTION

Subsequent to the acquisition of StarBand Latin America as described below rStar Corporation discontinued all of its remaining activities and began to operate the StarBand Business model which provides two-way, always-on, high-speed Internet access and telephony to residential and small office/ home office (Soho) customers available virtually everywhere in Latin America via satellite. The StarBand Latin America service provides high-capacity, high-speed transmission of data, audio, telephony and video to consumers and Soho subscribers. It offers stand-alone Internet access as well as a bundled product including telephony services.

On August 2, 2002, we closed the previously announced StarBand Latin America (StarBand) acquisition and issued 43,103,448 shares of Company common stock to Gilat-To-Home Latin America (Holland) N.V., an affiliate of Gilat Satellite Networks Ltd. ("Gilat") in exchange for StarBand Latin America (Holland) B.V., and its subsidiaries.  Our stockholders had approved the StarBand Acquisition, and other related transactions, at our Annual Meeting of stockholders held on April 30, 2002.  In accordance with the terms of the acquisition agreement between Gilat and rStar, while regulatory approvals required for the transfer of certain of the Latin American entities are pending, rStar assumed all rights, obligations and liabilities with respect to the business conducted by the entities, as of the date of the Closing. In the event that Gilat cannot obtain such regulatory approvals within nine months from the closing date, Gilat will transfer to rStar the parent company of such entities.

As Gilat is the controlling shareholder of both rStar and StarBand Latin America the acquisition has been accounted for as a combination between entities under common control in accordance with APB 16 and FTB 85-5 issue 2 issues Relating to Accounting for Business Combinations, Including Stock Transactions between Companies under Common Control. As such no goodwill has resulted from the transaction and historical amounts are presented similarly to a pooling of interests.

StarBand Latin America currently provides satellite-based rural telephony services in Peru and Colombia as well as high-speed consumer Internet access pilot service in Brazil and Peru. StarBand Latin America expects to work on a wholesale basis with Latin American Internet Service Providers (SSP), DTH TV companies and other service providers in Latin America to offer high- speed Internet access via satellite. Its targeted customers at the wholesale level are major media and ISP companies providing service to Soho and select consumer market segments in Latin America.

Also on August 2, 2002 the Company completed an exchange offer, whereby it purchased 6,315,789 shares of common stock from its shareholders in exchange for .0738 of an ordinary share of Gilat for each share of rStar Common Stock and cash $1.58 per share. The amount was determined based on a formula as shown below, which was based on the average trading price of Gilat’s stock for the 10 trading period ending 5 days prior to the expiration of the offer.   In addition, rStar exchanged 3,789,473 shares of rStar of the tendered shares with Gilat for 466,105 Gilat ordinary shares in order to provide for the Gilat stock consideration for the exchange offer, as described above.

With the completion of the exchange offer and the StarBand Acquisition, Gilat’s beneficial ownership of the outstanding rStar shares increased to approximately 85%.

During the third quarter, management has elected to suspend all activities relating to AutoNetworks, an 85% owned subsidiary of the Company.

In accordance with the Agreement, in the event that the StarBand Latin America business, as defined does not achieve certain net income targets agreed to by the parties during each of the one year periods ended June 30, 2003 and June 30, 2004, rStar stockholders of record as of June 30, 2003 or June 30, 2004 will be entitled to their pro rata share of a special distribution equal to either $2.5 million or $5 million in cash, depending upon the net income.  Specifically, (i) if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is less than or equal to $1,600,000, the Special Distribution shall be $5,000,000, (ii) if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is greater than $1,600,000 and less than or equal to $2,500,000, the Special Distribution shall be $2,500,000, (iii) if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is greater than $2,500,000, the Special Distribution shall be zero, (iv) if the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is less than or equal to $11,000,000, the Special Distribution shall be $5,000,000, (v) if the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is greater than $11,000,000 and less than or equal to $16,500,000, the Special Distribution shall be $2,500,000, and (vi) if the net income for the StarBand Latin America Business for the period from July 1, 2003 through June 30, 2004 is greater than $16,500,000, the Special Distribution shall be zero.

NOTE 2:         BASIS OF PRESENTATION

As Gilat has been the controlling shareholder of both rStar and StarBand Latin America (StarBand”) since January 2001, the acquisition has been accounted for as a combination between entities under common control in accordance with Accounting Principles Board Opinion No. 16 “Business Combination” (“APB 16”). As such no goodwill has resulted from the transaction and historical amounts are presented similarly to a pooling of interests. Accordingly, rStar’s historical financial statements have been restated to include the consolidated financial position, results of operations, and cash flows of StarBand for all periods presented. In previous financial statements presentations the statements of StarBand Latin America did not present both components if its business as it was the intention of Gilat to sell to rStar only the StarBand services business as described in Note 1. The business, which represents strictly equipment sales was carved out of the results. Following the closing, it was determined that certain equipment sales going forward would be included in rStar's business. Thus in accordance with EITF 90-16 “Accounting for Discontinued Operations Subsequently Retained” these financial statements present all of the historical amounts of the entities acquired without the aforementioned carve out.

The accompanying unaudited condensed consolidated financial statements include the accounts of rStar and its subsidiaries consolidated with StarBand and its subsidiaries for all periods presented, all inter-company accounts and transactions have been eliminated in consolidation.  Further, our now discontinued advertiser—supported educational network business and fundraising business (the school Business) is presented as a discontinued operation.  In February 2001, our board of directors approved a formal plan to discontinue our School Business. For comparative purposes, the consolidated statements of operations and related (loss) income per share information, for all periods presented, have been restated to reflect the results of operations for the discontinued business in sncome (loss) from discontinued operations. The consolidated balance sheets at September 30, 2002 and December 31, 2001 reflect assets and liabilities related to the School Business as set assets of discontinued operations. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 and 2001 reflects separately cash flows from discontinued operations. The unaudited condensed consolidated financial information as of September 30, 2002 and 2001 includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended December 31, 2001 included in the Company’s Form 10k.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents except for restricted cash and cash equivalents.

Restricted Cash

At September 30, 2002 and December 31, 2001, the company had restricted cash of approximately $5,329,000 and  $5,906,000, respectively primarily relating to a sale-leaseback transaction  (see Note 11).

Inventories

Inventories are stated at the lower of cost or market value. The company periodically reviews its inventory for impairment to cover risks arising from slow-moving items or technological obsolescence.  Inventory consists primarily of finished goods that are in transit to customers or inventory held for replacement and maintenance of operating sites. As of September 30, 2002 and December 31, 2001, such inventory amounted to approximately $7.6 million and $9.7 million, respectively.  For the nine and three months ended September 30, 2002 Company recorded a write-off of impaired inventory of approximately $1.5 million and $1.0 million, respectively.

Property and Equipment

Property and equipment includes network equipment, computers, office furniture and equipment, and leasehold improvements and are stated at historical cost. The costs of additions and leasehold improvements are capitalized, while maintenance and repairs are expensed as incurred. Property and equipment are depreciated using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Property and equipment does not include assets that are held for sale in the normal course of business.

Other assets

Other assets consist, mainly of withholding taxes, prepayments and advances and are stated at cost.

Concentrations of credit risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents; short-term and long-term bank deposits, trade receivables, long-term receivables and loans to affiliates.

Cash and cash equivalents and short-term and long-term bank deposits are invested mainly in major banks in United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The trade receivables and long-term trade receivables of the Company derive from sales to major customers located in the Latin America. The Company performs ongoing credit evaluations of its customers and obtains letters of credit for certain receivables. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. This statement prescribes the use of the asset and liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax based assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be settled. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As the entities comprising the Company have a history of losses on a cumulative basis, no tax has been provided.

Commitments and contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

The Company accrues for losses associated with obligations when such losses are probable and reasonably estimable.  Such accruals are adjusted as further information develops or circumstances change.

Revenue Recognition

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB No. 101 is effective in the fiscal quarter commencing October 1, 2000 and provides clarification of existing authoritative guidance with regard to the manner and timing of revenue recognition. The Company elected to adopt the guidance provided by SAB No. 101 effective upon the Company’s commencement of operations.

The Company receives revenue from the sale and installation of equipment and for the provision of services, such as Internet access and telephony services. In accordance with SAB 101 the Company recognized revenues when the products are delivered to the customer, provided that no significant obligations remain. Provisions, if material, are made for an estimate of product returns and doubtful accounts, based on historical experience. In situations where installation services are an integral component of the equipment use, revenue is recognized only upon such installation. The Company typically ships its goods on ex works or free on board (“FOB”) shipping point basis, therefore title passes to the buyer upon shipment.

Service revenues is recognized ratably over the contractual period or as services are performed. Where arrangements involve multiple elements, revenue is allocated to each element based on the relative fair value of the element when sold separately.

Deferred revenue includes unearned amounts received under services contracts, and amounts received from customers but not yet recognized as revenues.

Impairment of Long Lived Assets

The Company assesses the impairment of long-lived assets, including intangible assets, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of (“SFAS No. 121”). SFAS No. 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amounts. Intangibles are also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of these assets is measured by comparing the carrying amount of the asset to its fair value less disposal costs with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or various valuation techniques including discounted cash flow.

Stock Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including FASB interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” an interpretation of APB Opinion No. 25 issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No.123 “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using the fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123 StarBand Latin America has elected to continue to apply the intrinsic value method of accounting described above, and has adopted the disclosure provisions of SFAS No.123.

The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring in Conjunction with Selling Goods or Services” with respect to warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the warrants at the date of grant.

Recently issued accounting standards

In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002.  As of the date of adoption of SFAS No. 141, the Company had not entered into any business combinations subject to the transition provisions of SFAS No. 141.  As of the date of adoption of SFAS No. 142, the Company expects to have no unamortized goodwill or unamortized identifiable intangible assets subject to the transition provisions of SFAS No. 142.  There is currently no anticipated impact of adopting SFAS No. 141 and No. 142 on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143).  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  The Company also records a corresponding asset, which is depreciated over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company has not yet evaluated the impact of adopting SFAS No. 143; however, does not anticipate any significant impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company has not yet evaluated the impact of adopting SFAS No.144; however, it does not anticipate any significant impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145,  “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections to existing pronouncements that are not substantive in nature. SFAS No. 145 will be adopted on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13 “Accounting for Leases,” which will be adopted for transactions occurring subsequent to May 15, 2002.  The Company believes that the adoption of SFAS No. 145 will not have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in the EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

NOTE 4: - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

Amounts In (000’s)	Estimated Useful Lives	September 30 2002	December 31, 2001
		(Unaudited)	(Unaudited)
Network equipment	5-7 years	$20,124	$20,501
Computer, software	3-5 years	5,188	5,773
Office furniture and equipment and other	5 years	1,768	1,678
		27,080	27,952
Less accumulated depreciation and amortization		(10,488)	(6,021)
		$16,592	$21,931

Included in Network equipment as of September 30, 2002 and December 31, 2001 are assets under capital leases of approximately $5.2 million (see Note 10).

NOTE 5: - Taxes Receivable

Taxes receivable consists of recoverable value added taxes paid to local governments upon the acquisition and importation of equipment required for the Company’s operations.  Such taxes may be offset against future value added tax credits generated from revenues in the local countries. The Company regularly reviews the collectibility of such tax receivables.

NOTE 6: - short term bank credit and Long Term Debt

Long-term debt consists of bank loans for working capital purposes. Such loans are typically at rates of Libor plus 3.25% to 4.75% and have terms of between 6 months and 18 months.  As of September 30, 2002 and December 30, 2001 such loans amounted to approximate $2.3 million and $0, respectively, as of September 30, 2002 the amount classified as long term amounted to $174,000.

The Company also borrows money on a short-term basis at rates ranging from 2.35% to 6.5%. The amounts are typically due within 90 days. Total short term bank credit were approximately $640,000, $1,278,000 as of September 30, 2002 and December 31, 2001, respectively.

NOTE 7: - SHAREHOLDERS’ EQUITY

Exchange offer

On August 9, 2002, we accepted for exchange 6,315,789 shares of Company common stock validly tendered in the exchange offer, which is the maximum number of shares rStar and Gilat offered to exchange in the exchange offer.  The exchange offer expired at midnight, New York City time, on Friday, August 2, 2002.  The exchange agent for the exchange offer advised us that a total of 19,086,916 shares of rStar common stock had been validly tendered, the pro-ration provisions described in the Offer to Exchange/Prospectus dated June 25, 2002 applied.  The exchange agent also advised us that the final pro-ration factor applicable to each rStar stockholder who validly tendered their shares in the exchange offer is 33.09%.  The consideration for each of the rStar shares accepted for exchange, consisting of a $1.58 per share or $9,978,947 and 0.0738 per share or 466,105 shares of Gilat ordinary shares, all of which was distributed by the exchange agent.

Stock Options

At the closing rStar committed to exchange .6860 options for each outstanding option in StarBand. At closing there were 2,834,235 outstanding options in StarBand, which based on the conversion ratio would equal 1,921,206 options of rStar. All of the options are 10-year options and have an exercise price of $0.15 per share. Vesting is generally over a 4-year period; however certain options vested immediately upon issuance.

The following table summarizes information about stock options outstanding as of September 30, 2002:

	Number	Weighted Average Exercise Price
Options outstanding at thebeginning of the year	1,937,529	$1.59
Changes during the year:
Granted
StarBand Latin America converted options	1,921,206	0.15
Exercised	(150,169)	0.21
Forfeited and cancelled	(399,619)	1.59

Options outstanding at the end of the year	3,308,947	0.79

Options exercisable at the end of the year	2,391,574	0.71

In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25 (“FIN No. 44”) stock options issued to employees are accounted for under APB 25, whereas stock options issued to non-employees or employees of affiliated companies are accounted for under SFAS No.123 — Accounting for Stock-Based Compensation as interpreted by EITF 00-23 — Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44. Based on this interpretation, the fair value of the award at grant date has been reported as a stock dividend.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	100%
Risk-free interest rate	5.0%
Expected option term	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Warrants

We had the following warrants outstanding at September 30, 2002 to purchase shares of stock:

Stock Types	Exercise Price Per Share	Expiration of Warrants	Number of Shares
Common	$3.00	May 2003	250,000
Common	$3.50	May 2003	250,000
Common	$5.00	June 2003	100,000
Common	$5.00	December 2003	150,000
Common	$5.00	September 2004	50,000
Total			800,000

Post closing share adjustment

In accordance with the StarBand Acquisition Agreement, rStar and Gilat will make certain adjustments to the equity holding as follows:

•                    If the Company’s net income as defined for the period from July 1, 2002 through June 30, 2003 is greater than or equal to $4,100,000 but no more than $4,900,000, rStar will be required to issue 2,685,382 shares of common stock to Gilat. If the Net income is greater than or equal to $4,900,000 the shares will be increase to 5,370,765.

•                    If the Company’s net income as defined for the period from July 1,2003 through June 30, 2004 is greater than or equal to $27,500,000, but no more than $33,000,000, rStar will be required to issue 2,685,382 shares of common stock to Gilat. . If the Net income is greater than or equal to $33,000,000 the shares will be increase to 5,370,765.

NOTE 8: - NET LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted loss per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with SFAS No. 128, “Earnings per Share”.

The following table presents the calculation of unaudited basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss from continuing operations	$(5,293)	$(7,229)	$(14,501)	$(17,042)
Income (loss) from discontinued operations	—	(428)	—	(11,990)
Loss applicable to common stockholders	(5,293)	(7,657)	(14,501)	(29,032)

Weighted-average shares of common stock outstanding	90,411	63,690	72,406	53,397
Less: weighted-average shares subject to repurchase	—	(100)	—	(100)
Weighted-average shares of common stock outstanding used in computing basic net loss per common share	90,411	63,590	72,606	53,297

Basic and diluted net loss per common share from continuing operations	$(.06)	$(.11)	$(.20)	$(.32)
Basic and diluted net income per common share from discontinued operations	—	$(.01)	—	$(.22)
Basic and diluted net loss per common share	$(.06)	$(.12)	$(.20)	$(.54)

For the three months and nine months ended September 30, 2002 and 2001, we have excluded all convertible preferred stock, warrants to purchase common and preferred convertible stock, outstanding stock options and stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive. At September 30, 2002 there were 4,108,947 such shares subject to issuance.

In the three and nine month periods ended September 30, 2001, 100,000 shares subject to repurchase were excluded from the weighted average shares outstanding.

NOTE 9: - Commitments

In 1999, we entered into credit lines with a number of lease finance companies for the purpose of acquiring computer and network equipment in schools. These lease arrangements bear interest from 10.5% to 18% and have terms ranging from 24 to 36 months. As of September 30, 2002, we had capital leases with seven lessors, representing a total present value obligation of approximately $1,049,000, all of which will come due within the next 12 months.

On September 28, 2001, the Company completed a sale leaseback transaction whereby the Company sold its Peruvian telephony network and other assets with a book value of approximately $3.6 million for approximately $5.2 million, resulting in a gain of approximately $1.6 million, which was deferred and is being accreted into income over the estimated useful life of the assets.  The lease is being accounted for as a capital lease.

The agreement requires the Company to lease and operate the telephony network back from the seller for a period of three years for twelve quarterly payments of approximately $430,000.  At the end of the lease, the Company has an option to purchase the telephony network at the expected fair market value of approximately $540,000. In the event that the company does not exercise its option the seller will assess a penalty for approximately $522,000.  In connection with the lease the Company was obligated to place the proceeds in a restricted account as a guarantee for the payments. Such amounts are included in restricted cash.

Interest expense on capital leases was $80,000 and $345,000 for the three months ending September 30, 2002 and 2001, respectively.  For the nine-month periods ending September 30, 2002 and 2001 such expenses were $645,000 and $1,600,000 respectively. For the nine months periods, $0 and $904,000, respectively, were attributable to our leases with Spacenet, an affiliate.  For the three-month periods ended September 30, 2002 and 2001 no interest expense was attributable to leases with an affiliate.

Legal claims

On March 7, 2001, rStar (then known as ZapMe! Corporation) filed action against a software vendor, ON Technology Corporation (“OTC”), by which rStar alleged that OTC breached a software license agreement and defrauded rStar concerning the capabilities of the software.  By its complaint, rStar seeks recovery of approximately $390,000 rStar paid to OTC in connection with the software, as well as other damages.  On or about March 29, 2001, OTC filed a counterclaim against rStar, alleging that the principal sum of approximately $308,000 is due from rStar for additional license fees, maintenance fees, and professional fees in connection with OTC’s software.

On or about October 22, 2001, STM Wireless, Inc. (“STM”) filed an action alleging that the named defendants, including rStar, improperly interfered with STM’s bid to provide telecommunication services to rural areas of Peru.  STM’s complaint seeks unspecified damages. As this suit is in the early stages, the Company is unable to determine probability of a negative outcome to this matter.

On December 13, 2001, NextiraOne filed a breach of contract action against rStar seeking the principal sum of $180,000 for unpaid computer hardware allegedly sold and shipped to rStar.  The action was settled in October 2002.

NOTE 10:              GEOGRAPHIC INFORMATION

a.             Summary information about geographical areas (in thousands):

The Company and its subsidiaries operate in one business segment, the marketing and providing of services for very small aperture terminal (“VSAT”) satellite earth stations.  See Note 1 for a brief description of the Company’s business.  The following data is presented in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”  The following is a summary of operations within geographic areas based on customer’s location.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	Unaudited
Revenues from sales to unaffiliated customers:
Peru	$6,463	$9,365	$18,487	$13,451
Colombia	714	2,736	1,980	14,866
Brazil	429	2,719	3,154	16,641
Others	8	—	54	—
	$7,614	$14,820	$23,675	$44,958

b.             Summary information about geographical areas (in thousands):

	September 30, 2002	December 31, 2001
	Unaudited	Unaudited
Long-lived assets, by geographic region:
Peru	$15,659	$14,922
Colombia	3,549	3,952
Brazil	1,406	1,809
United States	6,464	6,491
	$27,078	$27,174

Revenues from single customers, which exceed 10% of total revenues in the reported years, as a percentage of total revenue:

	September 30, 2002	September 30, 2001
	Unaudited	Unaudited
Customer 1	67.4%	29.7%
Customer 2	—	33.1%
Customer 3	13.9%	9.8%
Customer 4	—	19.0%

NOTE 11: - RELATED PARTY TRANSACTIONS

On April 23, 2001, the Company, Spacenet, and Gilat Satellite Networks, Ltd., (“Gilat”) a then 51% shareholder of the Company, entered into an agreement pursuant to which the Company would issue approximately 19.3 million shares of its common stock to Spacenet (or its affiliate—assignee) in full satisfaction of the Company’s outstanding obligations to Spacenet amounting to approximately $45,000,000. On May 21, 2001, the Company issued such shares of its common stock to Gilat Satellite Networks (Holland) B.V. The Company recorded the settlement of the outstanding obligations as a capital contribution in stockholders’ equity.

We purchased satellite and other services and previously leased a majority of the computer equipment deployed for the discontinued School Business from Spacenet.

In January 2002, the Company entered into a Settlement Agreement and Mutual Release with Rick Inatome, the Company’s former Chief Executive Officer, in connection with claims asserted by Mr. Inatome under his written employment agreement and a written consulting agreement Mr. Inatome entered into with the Company upon his resignation as Chief Executive Officer in October 2000. The agreement provides that Mr. Inatome would receive $182,388 upon execution, plus $275,000 to be paid in twice-monthly installments commencing January 16, 2002 through and including January 31, 2003, plus $6,000 monthly for a full-time secretary and leased office space commencing March 1, 2002 through and including February 28, 2003. At December 31, 2001 we accrued for this amount in full, which amounted to approximately $530,000. As of September 30, 2002, $180,000 remained accrued.

We paid a director of the Company’s Board $120,000 during the nine months ended September 30, 2002 for consulting services in connection with the StarBand Acquisition Agreement. The consulting services began on February 1, 2001, for an initial term of six months at $20,000 per month, and has continued on a month to month basis at $20,000 per month thereafter. These consulting services were terminated on August 2, 2002.

Related party debts are due to Gilat and various Gilat controlled entities.  These amounts are the net of certain liabilities that are not transferring to rStar and are expected to be eliminated either through payment with existing cash or upon collection of accounts receivables or liquidation of other excluded assets. As of the closing Gilat was not able to remove certain assets and liabilities from these entities and as such has left a related party debt equal to such excess assets. The risks and rewards of these assets and liabilities are with Gilat and therefore in the event that certain receivables are not collected or assets are not realized, there will be no change to net amounts due to related parties. It is the intention of Gilat to re-capitalize or forgive any such debts in excess of excluded assets.

The table below reflects the assets and liabilities, which are not included in the acquisition as of the closing.

(Amounts in Thousands)	August 2, 2002
Assets
Cash and cash equivalents	$622
Accounts receivable, net	18,080
Inventory	4,566
Long term receivables	7,008
Total assets	$30,276

Liabilities
Accounts payable	$4,305
Accrued expenses	2,318
Current portion of long term debt	2,135
Other liabilities	996
Debt and other long term liabilities	1,063
Due to Gilat	24,503
Total liabilities	35,320
Liabilities to be re-capitalized or forgiven	(5,044)
Adjusted total liabilities	$30,276

Prior to the closing related party debts of approximately $12 million were converted to equity by Gilat and as of the closing there remains approximately $5 million of additional debt that Gilat has committed to convert to equity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

Certain matters discussed in this document may constitute forward—looking statements under Section 27A of the Securities Act of 1933, as amended (the securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the exchange Act). These statements may involve risks and uncertainties. These forward—looking statements relate to, among other things: (i) our expectation to generate revenues by charging end users for Internet access and other services, and by charging suppliers for the dedicated connection, e-commerce services and advertising access to their customers; (ii) our expectation to generate revenue from a number of sources—end users of our industry-specific networks and vendors to those communities of users, as well as customers of the StarBand Latin America business; (iii) our belief that end users will pay a fee for broadband Internet access, industry-specific content and other bundled products and services; (iv) our belief that vendors will pay for the right to occupy a priority position on our networks; (v) our expectation to provide much of our earth segment to customers by purchasing or renting satellite dishes, hubs and send/receive cards for our network servers and our expectation to purchase the space segment from Spacenet; (vi) our belief that our available cash resources and amounts available under financing facilities will be sufficient to meet our expected working capital and capital requirements (including the exchange offer in connection with the Starband Acquisition) for the next 12 months based on our current business plan; (vii) our expectations with respect to the StarBand Latin American business;and (viii) our belief that continued investment in research and development will contribute to attaining our strategic objectives, including the development of new business markets. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties, which are difficult to predict. Therefore, the Company’s actual results of operation may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under factors Affecting Our Business, Operating Results and Financial Condition_ and other risks detailed from time to time in reports filed with the SEC.

All forward-looking statements of the Company are qualified by and should be read in conjunction with such risk disclosure.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise..

Overview

Following the closing of the acquisition of StarBand Latin America B.V. ("SLA") on August 2, 2002, rStar has committed a significant portion of its resources and technical expertise to the Latin American market for voice and data services.  The SLA business operates satellite-based rural telephony networks in certain Latin American countries, as well as high-speed consumer Internet access pilot networks in certain other countries.  SLA works on a wholesale basis with Latin American ISP’s, PTTs, government entities and other providers to offer high-speed Internet access and telephony services via satellite.  The target customer is expected to be the small office/home office and select consumer market segments in Latin America.

Under the Closing Agreement of SLA Acquisition, the legal transfer of the Latin American entities to be transferred to SLA is pending government regulatory approvals. If these approvals are not obtained within nine months from the closing date, Gilat will transfer to rStar the parent company of such entities. Despite the pending transfers, rStar has assumed all rights, obligations and liabilities with respect to the businesses conducted by the entities as of the closing.

Under the acquisition agreement, StarBand Latin America entered into a master services and supply agreement with Gilat pursuant to which SLA received specified services and products from Gilat necessary to conduct its business in Latin America.

Pursuant to this agreement, Gilat and its subsidiaries have granted to SLA the exclusive rights in Latin America (excluding Mexico, but including, among others, Brazil, Argentina, Peru, Colombia and, subject to certain restrictions, Chile) to:

•                    Implement, operate and market its broadband Internet access services and voice services to consumers and small office/home office subscribers,

•                    Provide a bundled product with direct-to-home television service using its single satellite dish technology; and

•                    Provide such new technologies and products related to the foregoing as Gilat may in the future develop or make available to StarBand Communications Inc., which shall be offered to SLA upon commercially reasonable terms via a two-way satellite-based network.

In Mexico, SLA has only limited non-exclusive rights. In Chile, Gilat and its affiliates are not limited or otherwise restricted from conducting business with certain entities.

Under the master services and supply agreement, Gilat provides SLA with the facilities, telecommunications equipment, licensed software and services that it uses in its business.

From September 1997 through October 2000 our principal focus was building an advertiser-supported network serving the education market (the School Business).  Due to changes in our School Business, which led to its discontinuation, we decided to focus our efforts toward becoming a provider of satellite-based services to vertical markets. Management has discontinued this business as well in order to focus solely on the StarBand Latin America business model.

In connection with our change in business focus, we have undergone significant reductions-in-force during 2001 and 2002. These actions, combined with attrition, have reduced our headcount approximately 83% from 120 employees at December 31, 2000 to 18 employees as of June 30, 2002. In connection with the SLA acquisition, the remaining employees were terminated including the CEO and the CFO during the the 3rd quarter ended September 30, 2002. Also in connection with the SLA acquisition we obtained through subsidiary companies of StarBand Latin America approximately 115 employees, mostly located in Latin America. In addition, Gilat is providing headquarter personnel during the transition period. It is anticipated that we will increase our headcount in the near term. Total severance costs associated with these actions equaled approximately $735,000 for the twelve months of 2001, and approximately $2.0 million for the nine months ended September 30, 2002. These costs have been charged to operations.

Basis of presentation

As Gilat is the controlling shareholder of both rStar and StarBand Latin America the acquisition has been accounted for as a combination between entities under common control in accordance with APB 16. As such no goodwill has resulted from the transaction and historical amounts are presented similarly to a pooling of interests. Accordingly, rStar’s historical financial statements have been restated to include the consolidated financial position, results of operations, and cash flows of StarBand for all periods presented. Therefore the discussions below include both the activities of rStar and that of StarBand Latin America.

RESULTS OF OPERATIONS

We believe that, due to the change in business scope, the discontinued operations and the changing climate of business in Latin America, period-to-period comparisons of our operating results are not meaningful and should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risk, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties.

Revenues

The majority of our revenues are from the implementation of rural telephony and Internet networks in Latin America. Revenue is received for the equipment, installation of that equipment and for services performed from the networks such a telephony and Internet. We classify equipment installation revenue as part of services.  A significant portion of that revenue comes from foreign governments. These contracts are won on a bid-by-bid basis and, as such, are considered non-recurring. In 2001, the Company won bids from the Government of Peru amounting to $39 million.

For the nine months ended September 30, 2002 the Company has not won nor has it participated in any bids. The Company expects that the recurring revenue will increase over time as the networks are fully implemented and utilized.

Products

Revenues from product sales decreased $24.3 million (73.2%) from $33.2 million for the nine months ended September 30, 2001 to $8.9 million for the nine months ended September 30, 2002. This was attributable mainly to a decrease in product sales and to the fact that there were no bids won during 2002.

For the three months ended September 30, 2002, revenues from product sales decreased $7.3 million (70.8%) from $10.2 million for the three months ended September 30, 2001 to revenues of $3.0 million for the three months ended September 30, 2002 for the same reasons stated above.

Services

Revenues from services increased $3.0 million (25.7%) from $11.8 million for the nine months ended September 30, 2001 to $14.8 million for the nine months ended September 30, 2002. This was attributable to the implementation of the bids won in 2001, which was performed in 2002. We expect service revenues to decrease in the near term as the majority of the implementations have been completed as of September 30, 2002

For the three months ended September 30, 2002, revenues from services increased $63,000 (1.4%) to $4.6 million as compared to revenues of $4.5 million for the three months ended September 30, 2001 for the same reasons stated above.

Cost of Revenues

The majority of our cost of revenues consists of the cost of equipment for the Government projects noted above. The margins attributable to the equipment portion are typically much larger than the margin on the services, however it is non-recurring in nature. We anticipate that upon maturation of the various networks that our continuing operations, cost of revenue will consist primarily of depreciation on network equipment, the cost of administering our satellite communications network and the cost of space segment necessary to provide such services and installing satellite signal-receiving equipment at customer sites. The costs associated with this form of telecommunication include (1) the cost of land-based equipment, or Earth segment, such as the satellite dishes, hubs, send/receive cards located inside the network servers (2) the cost of the link to and from the satellite, or Space segment (3) interconnection fees with local providers.

Products

For the nine months ended September 30, 2002, cost of revenues from product sales decreased $25.6 million (89.3%) from $28.6 million for the year ended September 30, 2001 to $3.1 million for the nine months ended September 30, 2002. The decrease was attributable to a decrease in Product Sales in 2002 and the fact that there were no bids won during the year.

Cost of revenues from product sales for the three months ended September 30, 2002 decreased $8.0 million (95.2%) to $0.4 million as compared to $8.4 million for the nine months ended September 30, 2001. Such a decline was attributable to the decrease in revenues from products sales as discussed above.

Services

For the nine months ended September 30, 2002, cost of revenues from services increased $2.6 million (16.4%) from $15.6 million for the year ended September 30, 2001 to $18.1 million for the nine months ended September 30, 2002. The increase was attributable to the implementation of bids won in 2001. Other than installation services, cost of revenues consisted primarily of operational expenses for our existing networks in Colombia and Peru.

Cost of revenues for the three months ended September 30, 2002 decreased $1.3 million (21.4%) to $4.9 million as compared to $6.2 million for the nine months ended September 30, 2001 as a result of the completion of the implementation projects that were signed during 2001.

Research and Development

Research and development expenses for our continuing operations were $0.5 million and $2.2 million for the nine months ended September 30, 2002 and 2001, respectively, representing costs of personnel and overhead associated with the development of our new industry-specific private network business, the majority of which relate to furthering the development of our managed browser for use in that business.  The sharp decline of $1.7 million (77.4%) in expense in 2002 was largely due to the decrease in the number of personnel and the decision by management to stop further development of these technologies.

For the three months ended September 30, 2002 and 2001, research and development expenses were $0.1 million and $0.7 million, respectively.  The decline of $0.6 (81.6%) in expense in 2002 was largely due to the decrease in the number of personnel required for our research and development efforts and the decision by management to stop further development of these technologies.

To date, we have not capitalized any software development costs under Statement of Financial Accounting Standards (SFAS) No. 86 under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all such software development costs have been charged to research and development expense as incurred.

Sales and Marketing

Sales and marketing expenses for continuing operations for the nine months ended September 30, 2002 and 2001 were $2.1 million and $2.6 million, respectively, representing costs of personnel and overhead associated with initiating our new industry-specific private network business. This decrease of $0.5 million (19.2%) is attributable to reduced sales and marketing payroll due to significant reductions in headcount.

For the three months ended September 30, 2002 and 2001, expenses were $0.1 million and $1.0 million, respectively.  The decrease of $0.9 million (90.0%) the significant reductions in sales and marketing payroll as the result of the reduced headcounts throughout the first nine months of 2002.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2002 and 2001 were $12.1 million and $8.3 million, respectively.   The increase of $3.8 million ($45.8%) represents the costs of professional and consulting costs relating to the StarBand Acquisition, which totaled approximately $0.5 million and severance costs which amounted to approximately $2.0 million during the nine months ended September 30, 2002.  The StarBand Acquisition is a combination of two entities under common control, as such; all transaction costs have been expensed as incurred.

General and administrative expenses for the three months ended September 30, 2002 amounted to $5.7 million as compared to 3.0 for the same period last year. The increase in primarily the result of the severance and other costs of the acquisition of StarBand as discussed above.

Financial Expenses, net

Financial expenses include interest income, interest expenses and foreign currency gains and losses. Financial expenses totaled $0.7 million for the nine months ended September 30, 2002 compared to $4.1 million for the same period in 2001.  The decrease in financial expenses is a combination of diminishing cash balances available for investment at lower interest rates and a reduction in interest expense relating to the expiration of significant capital lease obligation during 2002, including a related party lease with Spacenet, a wholly owned subsidiary of Gilat.

In April 2001 we agreed to exchange our lease obligation with Spacenet in exchange for equity in rStar.  No interest expense for any period of 2002 was incurred with Spacenet, a related party.  Related party interest in 2001 totaled $904,000 for the three and nine month periods ended September 30, 2001.

Loss for discontinued operations

There were no gains or losses from discontinued operations in 2002 because as of the start of the year all School Business assets had been sold.  The $12.0 million loss during first nine months of 2001 was a result of a $5.9 million charge recorded to cover principally the cost of excess space segment bandwidth consumed by the School Business that resolved a discrepancy between Spacenet and the Company and $9.0 million impairment charges to reflect a revised estimate of the net proceeds to be obtained from the sale of School Business assets. Partially offsetting these charges were actual expenses that were lower than the original estimates for which a reserve was established in December 2000.

Liquidity and Capital Resources

On April 23, 2001, we entered into an agreement to issue 19,396,552 shares of its common stock to Gilat Satellite Networks (Holland) B.V. (Spacenet’s affiliate-assignee) in full satisfaction of the Company’s outstanding capital lease obligations to Spacenet of approximately $45,000,000. These shares were issued on May 21, 2001 and significantly reduced our cash obligations. In addition during 2001 we significantly reduced our headcount, which further decreased our cash obligations.

We believe that our available cash resources will be sufficient to meet our expected working capital and capital expenditure requirements for the next 12 months based on our current business model as conducted through September 30, 2002.  The StarBand Acquisition, however, results in the addition of a substantial new business to the Company and new management. The financial requirements of that business may vary significantly based on a number of factors, including, the speed with which service is expanded, the impact that competitive offerings have on market prices and terms, the ability of the Company to forecast its expenses and the terms it receives from its vendors, among other things (See Risk Factors).  Consequently, we may seek to raise additional funds. Additionally, we may require additional capital to develop new satellite-based private networks, respond to competitive pressures, acquire complementary technologies, or respond to unanticipated developments.

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

Related Party Transactions

The Company has engaged in a number of transactions with related parties. Please see Note 5 to the financial statements, Related Party Transactions and Note 11 to the financial statements, “Subsequent Events”, for a description of these transactions.

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

Risks relating to our Business.

We have an unproven business model and we may not realize any benefits from the StarBand Acquisition.

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

We Have Incurred Substantial Losses and Anticipate Continued Losses.

We incurred net losses of approximately from our inception through September 30, 2002, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have also had significant losses in our operation in Latin America and as of today have not achieved profitability. We expect to have continued net losses and negative cash flows for the foreseeable future.  We will need to generate significant additional revenues to achieve profitability. It is possible that we will never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we may be unable to continue our operations.

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

Gilat Can Exercise Total Influence Over rStar.

As of September 30, 2002, Gilat beneficially owned approximately 86% of our common stock.  Gilat will, therefore, be able to exercise total control over all such matters as the election of our directors and other fundamental corporate transactions such as mergers, asset sales and the sale of rStar. Additionally, our Third Amended and Restated Certificate of Incorporation permits, as allowed by the Delaware General Corporation Law, Gilat to undertake certain actions without calling and holding a special meeting of stockholders and to call a special meeting of rStar stockholders at any time. Accordingly, the influence of our other stockholders will be limited and may depress our stock price. Also, we cannot assure you that the interests of Gilat will not, from time to time, conflict with your interests as a stockholder.

We May Not Realize any Benefits from the StarBand Acquisition.

Achieving the benefits of the StarBand Acquisition will depend, in part, on the integration of StarBand Latin America’s business, technology, operations and personnel into our operations. The integration of StarBand Latin America into rStar is a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. Among the challenges involved in this integration are (i) demonstrating to our customers, suppliers, and strategic partners that the acquisition will not result in adverse changes in client service standards or business focus, (ii) persuading personnel that rStar’s and StarBand Latin America’s business cultures are compatible, (iii) retaining key personnel and addressing any adverse changes in business focus. We do not have experience in integrating operations on the scale represented by the acquisition, and it is not certain that we will be able to successfully integrate StarBand Latin America into our operations in a timely manner or at all, or that any of the anticipated benefits of the acquisition will be realized. Failure to do so could seriously harm our business, financial condition and operating results.

We May Suffer Foreign Exchange Rate Losses.

Following the StarBand Acquisition, our international revenues and expenses are denominated in local currency. Therefore, a weakening of other currencies compared to the U.S. dollar could make our products less competitive in foreign markets and could negatively affect our operating results and cash flows. We do not currently engage in currency hedging activities, although in some instances we will reserve the right to engage in such activities. We have not yet, but may in the future, experience significant foreign currency transaction losses, especially to the extent that we do not engage in currency hedging.

The Success of Our International Operations Is Dependent on Many Factors Beyond Our Control Which Could Adversely Affect Our Ability to Offer Our Products and Services in Latin America and Our Profitability.

Due to the StarBand Acquisition, our international operations in Latin America have increased our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs, delays and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may confiscate our products or impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. In addition, our international operations in Latin America are also subject other factors beyond our control, such as political and economic instability, including the current political instability throughout Latin America.

Our expansion in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as an international business will depend, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business due to the StarBand Acquisition.

We Have No Previous Experience in the Latin American Market and Our Ability to be Successful in that Market is Uncertain.

Through the StarBand Acquisition, we have expanded our business operations into the delivery of satellite-based telephony and Internet access services in Latin America. We have limited  previous experience in the Latin American market, and have limited meaningful historical financial and operational data upon which we can base projected revenues and planned operating expenses and upon which you may evaluate our prospects in Latin America. The Latin America satellite-based telephony and Internet access market is an untested market for us and the results of these operations are uncertain and unpredictable. As a company expanding its business in the satellite-based telephony and Internet access market in Latin America, we face risks relating to our ability to implement our business plan, including our ability to continue to develop and upgrade our technology, our ability to maintain and develop customer and supplier relationships, obtain key technology and the necessary governmental and regulatory approvals, consents and licenses. We may not adequately address these risks, and if we do not, we may not be able to implement our business plan as we intend. Our business model contemplates that we will generate revenues, through wholesale sales to Latin American Internet Service Providers,

DTH TV companies and other service providers. The revenues may not materialize if we fail to implement our strategy for attracting wholesale customers. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face in an emerging market place. An investor in our common stock must carefully consider the risks and difficulties frequently encountered by companies that are still developing their business plan, as well as the risks we face due to our participation in a new and rapidly evolving market in Latin America. Our business strategy may not be successful and it may not successfully overcome these risks.

Failure to Manage the Growth of Our Operations Could Harm Our Business and Strain Our Managerial, Operational and Financial Resources.

Due to the StarBand Acquisition, we have recently and significantly changed our business model and strategy. We anticipate that future expansion will be required to successfully implement our business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we were unable to manage growth effectively, our business would suffer. To manage the expected growth of our operations and personnel, we will be required to: (1) improve existing and implement new operational, financial and management controls, reporting systems and procedures; (2) install new management information systems; and (3) train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

Our employees, outsourcing arrangements, systems, procedures and controls may be inadequate to support our future operations. In particular, due to the StarBand Acquisition, we expect that demands on the network infrastructure and our technical support resources will increase rapidly as our customer base grows. We may therefore experience difficulties meeting a high demand for services in the future or encounter problems in dealing with the customs of various countries in Latin America. In order to meet this demand, we will need to hire, train and retain the appropriate personnel, as well as the third-party service providers we depend on for customer service, to manage our operations. We will also need to adapt our financial and management controls, billing and information systems, reporting systems and operating systems. Our failure to manage growth and expansion effectively, or the failure by one of our service providers to adequately perform its services, could harm our ability to retain or grow our customer base which in turn would harm our business, financial condition and results of operations.

We Rely Heavily on Our Key Partners, Who are Related Parties, and if They Terminate Their Strategic Alliances with Us or if the Arrangements Fail to Meet Our Objectives, We May Experience Significant Difficulty and Our Revenue Growth May Suffer.

We rely heavily on our strategic alliance relationships with Gilat and its wholly owned subsidiary, Spacenet.  Our arrangements with Gilat and Spacenet are complex and as a result, there are many risks related to these arrangements, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangements to meet the parties’ objective or the financial condition of Gilat and its affiliates. For example, Gilat recently announced a restructuring plan with some of its creditors.  It is unclear whether this plan will affect our relationship with Gilat.  If we fail to maintain these relationships, as anticipated, or if our partners do not perform to our expectations, the performance of our networks, and our ability to generate revenues, may be harmed.

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

The Market Price of Our Common Stock May Decline as a Result of the StarBand Acquisition.

In connection with the StarBand  Acquisition, we issued new shares of rStar common stock to Gilat and certain of its subsidiaries, further diluting our results of operations on a per-share basis. This dilution could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of the issuance of additional shares. Additionally, the market price of our common stock may decline as a result of the transactions if:

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

If We Are Unable to Retain and Hire Additional Qualified Personnel as Necessary, We May Not Be Able to Successfully Achieve Our Objectives.

Like all technology companies, we must compete for talented employees to develop our products, services, and solutions in a market where the demand for such individuals exceeds the number of qualified candidates.  As a result, our human resources organization focuses significant efforts on attracting and retaining individuals in key technology positions.  If we experience a substantial loss of, or an inability to attract, talented personnel, the resulting talent gap could affect our ability to meet our business objectives.

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

Our Varied Sales Cycles Could Harm Our Results of Operations if Forecasted Sales Are Delayed or Do Not Occur.

The length of time between the date of initial contact with a potential customer or sponsor and the execution of a contract with the potential customer or sponsor may vary significantly and may depend on the nature of the arrangement.  During any given sales cycle, we may expend substantial funds and management resources and yet not obtain significant revenue, resulting in harm to our operations. Further, a significant portion of our sales revenue is derived from our being selected as the service provider under large-scale contracts. The number of major bids for these large-scale contracts for VSAT-based networks in Latin America in any given year is limited and the competition is intense. Losing a relatively small number of bids each year could have a signficant adverse effect on our business.

If We Are Unable to Compete Effectively Against Our Current and Potential Competitors, Then We May Lose Users to Other Services Resulting in Lower Than Expected Revenues.

The market for our products and services is new and rapidly evolving, and we expect competition in and around this market to intensify in the future. While we do not believe any of our competitors currently offer the bundle of products and services we will offer, we face competition from a number of companies. Many of our existing competitors for some of our products and services, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow such competitors to devote greater resources than we can to the development and promotion of their products and services and to adopt more aggressive pricing policies and make more attractive offers to our potential subscribers, partners, sponsors and e-commerce merchants.

Risks regarding our common stock and capital structure.

The Payment of the Special Cash Distribution will be subject to the financial condition of rStar and Gilat.

We will need to have sufficient available capital or surplus available in order to pay the special cash distributions, if any are required.  As part of the StarBand Acquisition, Gilat has agreed that, in the event that rStar is unable to make the special cash distribution to its stockholders for any reason, Gilat shall make a cash capital contribution to rStar to the extent necessary for rStar to make the special cash distribution.  We cannot give you any assurance that at the time any special distribution is required to be made that either rStar or Gilat will have sufficient resources available to fund the special cash distribution.  This is particularly true since Gilat has recently announced a restructuring plan.  We do not know how this plan will impact our relationship with Gilat or its obligations under the transaction documents for the StarBand Acquisition.

NASDAQ has Delisted Our Common Stock from the Nasdaq National Market and has Sent Us Notices Regarding the Possibility of Delisting Our Common Stock From the Nasdaq SmallCap Market.

On November 21, 2002, we received a notice from the Nasdaq regarding deficiencies in the Company's compliance with certain of the Nasdaq's continued listing requirements and that such deficiencies could result in the immediate delisting of the Company's common stock from the Nasdaq SmallCap Market. In particular, the Company was advised that the Company's common stock could be delisted because it had failed to timely file its Form 10-Q for the quarter ended September 30, 2002, as required by Nasdaq Marketplace Rule 4310(c)(14). The Company was advised that the Nasdaq Listing Qualification Panel (the "Panel") would be considering this delinquency in determining whether continued listing of rStar' common stock on the Nasdaq SmallCap Market is appropriate. Notwithstanding the filing of the Form 10-Q, the Panel can determine to delist the Company's securities from the Nasdaq SmallCap Market. The Company does not know when the Panel will reach its decision, or that such a decision will be favorable to the Company. An unfavorable decision by the Panel would result in immediate delisting of the Company's common stock from the Nasdaq irrespective of the Company's ability to appeal the decision. Effective with the open of business on Tuesday, November 26, 2002, the trading symbol of the Company's common stock was changed to "RTRCE" from "RSTRC."

On February 14, 2002 we received a notice from the Nasdaq Stock Market that, pursuant to Market place Rule 4450 (a)(5), our stock could be delisted from the Nasdaq National Market because the stock failed to close above a minimum bid price of $1.00 during the preceding 30 consecutive trading days.   Subsequently, the Company was, in fact, delisted from the National Market System and began trading on the Nasdaq SmallCap market under the symbol “RSTRC”.  The Company’s stock has failed to close above a minimum bid price of $1.00 for an extended period of time.  On August 27, 2002, the Company was notified that it has until February 10, 2003, to comply with the minimum bid price requirement.   A common course of action for companies attempting to maintain their listing by ensuring a bid price in excess of $1.00 is the institution of a reverse stock split. At present, we have made no decision with respect to this course of action but will continue to evaluate this alternative in light of all other options, including accepting a delisting determination. A reverse stock split could negatively impact the value of our stock by allowing additional downward pressure on the stock price as our relative value becomes greater following the reverse split. That is to say, the stock, at our new, higher price per share has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward.

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

Also, if we decide to seek trading of our common stock on the OTC market, our common stock would be subject to rules under the Securities Exchange Act of 1934, which impose additional requirements on broker-dealers like making a special suitability determination regarding the purchaser and receiving the purchaser’s written consent prior to the sale. This could negatively affect the ability of broker-dealers to sell shares of our common stock and further impair the liquidity of our common stock

If Delisted, Our Shares of Common Stock May Be Characterized as a Penny Stock, Which May Severely Harm Their Liquidity.

The SEC has adopted regulations which define a penny stock to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Although we are not currently considered a penny stock, the foregoing penny stock restrictions will not apply to our shares of common stock if our shares of Common Stock are deemed to be “penny stock”:  Our common stock may not qualify for an exemption from the penny stock restrictions. If our shares of common stock were subject to the rules on penny stocks, the liquidity of our common stock would be severely harmed.

Our Stock Price Has Been Highly Volatile and Has Experienced a Significant Decline, Particularly and May Continue to Be Volatile and Decline.

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

Because We Do Not Intend to Pay Dividends, You May Lose the Entire Amount of Your Investment.

We have never declared or paid any cash dividends on our common stock. Subject to certain limited exceptions, we expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Therefore, you will not receive any funds without selling your shares.  Pursuant to the StarBand Acquisition, Gilat has agreed not to permit rStar to pay or declare any dividends or other distributions, other than the special cash distributions, for the longer of (x) one year following the closing of the StarBand Acquisition or (y) the date on which rStar’s obligation to make the special cash distributions has been satisfied in full or otherwise terminated in accordance with the terms of the acquisition agreement. Further, our Certificate of Incorporation has been amended to provide that, until such time as rStar has satisfied its obligation to make the special cash distributions, it shall not be permitted to declare or pay any dividend or other distributions on any of its capital stock other than rStar common stock and dividends payable in the form of additional shares of rStar capital stock. We cannot assure you that you will receive a return on your investment when you sell your shares of rStar common stock or that you will not lose the entire amount of your investment.

We May Not be Able to Obtain Additional Capital to Fund Our Operations When Needed.

We expect to use our existing cash for general corporate purposes, developing the StarBand Latin America business, as well as working capital and other corporate expenses, including the funding of net losses from operations. We believe that our existing capital resources will be sufficient to meet our cash requirements for at least the next 12 months. However, our cash requirements are large, and depend on several factors, including operating the operations acquired due to the StarBand Acquisition, cash outflows due to lease obligations, our success in generating revenues, the growth of sales and marketing efforts, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and our stockholders may experience additional dilution, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds were raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy our business plan, take advantage of future opportunities or respond to competitive pressures. Given Gilat’s majority ownership and control of the Board of Directors, all future financing decisions will be made by Gilat.

Risks related to regulatory matters.

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

Governmental regulations may prevent us from choosing our business partners or restrict our activities due to the StarBand Acquisition. For example, a particular Latin American country may decide that high-speed data networks used to provide access to the Internet should be made available generally to Internet service providers and may require us to provide our wholesale service to any Internet service providers that request it, including entities that compete with us. Additionally, relevant zoning ordinances may restrict the installation of satellite antennas, which might also reduce market demand for our service. Governmental authorities may also increase regulation regarding the potential radiation hazard posed by transmitting earth station satellite antennas’ emissions of radio frequency energy, which may negatively impact our business plan and revenues.

Any new legislation or regulation, particularly in the United States of America or in Latin America or the application of existing laws and regulations, related to our business could impose significant restrictions, requirements or additional costs on our business, require us to change our operating methods, business strategy, or subject us to additional liabilities and cause the price of our common stock to declineIn particular, we cannot assure you that we will succeed in obtaining all requisite regulatory approvals for our operations in Latin America without the imposition of restrictions on our business, which could have the effect of imposing additional costs on us or limiting our revenues.

Because We Will Operate in Foreign Countries, We May Face Liability Under the U.S. Foreign Corrupt Practices Act and Other Regulations.

We are subject to additional provisions of the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or maintaining business. As a result, we may be exposed to liability under this Act as a result of past or future actions taken with or without our knowledge by our agents, strategic partners or other intermediaries. For many of our activities, we are also subject to the U.S. foreign export control laws.

Barriers to International Expansion Could Limit Our Future Growth.

Expansion of our Latin American operations due to the StarBand Acquisition will require significant management attention and financial resources. Expenses incurred in expanding international operations might never result in increased revenue. We face certain risks inherent in conducting business internationally, such as:

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

Risks related to our technology.

We May Be Subject to Third Party Abuses of Our Networks, such as Computer Viruses, Spam or Hacking, Which Could Lead to Interruptions in Our Services and Other Adverse Consequences.

The future success of our business depends on the security of our networks. Computer viruses or problems caused by our users or other third parties, such as the sending of excessive volumes of unsolicited bulk e-mail or spam, could lead to interruptions, delays, or cessation in service to our users. In addition, the sending of spam through our networks could result in third parties asserting claims against us. We may not prevail in such claims and our failure to do so could result in large judgments that would harm our business. Users or other third parties could also potentially jeopardize the security of confidential information stored in our computer systems by their inappropriate use of the Internet, including hacking, which could cause losses to us, or our users or deter persons from using our services. Users or third parties may also potentially expose us to liability by identity theft, or posing as another network user. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in our computer systems and that of our users.

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

We lease all of our satellite transponder capacity from satellite providers. If we achieve the growth projected in our business plan, , we will need additional satellite capacity. If we are unable to procure this capacity, we may be unable to provide service to our subscribers or the quality of service we provide may not meet their expectations. There is no assurance that these third parties will continue to provide the capacity and positioning we need on reasonable terms, or at all. If we were forced to change our satellite capacity providers, we would be forced to spend significant time and resources finding alternative providers and re-pointing antennas. If, for any reason, we are not able to obtain sufficient capacity on favorable terms, our business could be significantly jeopardized.

The satellite industry is a highly regulated industry. In the United States, operation and use of satellites requires licenses from the FCC. As a lessee of satellite space, we could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, any of which may modify the present regulatory environment in the United States of America. While we believe that our corporate partners will be able to obtain all U.S. and other licenses and authorizations necessary to operate effectively, they may not continue to be successful in doing so. Our failure to indirectly obtain some or all necessary licenses or approvals could impose significant additional costs and restrictions on our business, require us to change our operating methods.

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

We are Heavily Dependent on Our Relationship with Gilat and We May be Significantly Harmed if Gilat is Unable or Fails to Continue to Develop and Sell Us This Technology and Related Equipment.

We will depend on Gilat and its corporate affiliates and suppliers for the satellite technology used to deliver our products and services. We have an agreement with Gilat pursuant to which, if certain conditions are met, Gilat will serve as our exclusive provider of the equipment, technology and services that we will use in our Latin American operations. If we are not able to perform our obligations under our agreements with Gilat, or if Gilat is unable or fails to continue to sell us this equipment and technology under the current terms of our agreement, our ability to operate our Latin American operations would be severely harmed.

Gilat’s principal offices, development facilities and manufacturing and research are located in the State of Israel. Gilat is directly affected by the political, economic and military conditions in Israel. Gilat’s production is dependent upon components imported from outside of Israel and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm Gilat’s ability to meet its supply obligations to us. Recently, Gilat announced a restructuring plan with its major banking creditor and bondholders.  The impact of this plan on our relationship with Gilat is unclear.  If Gilat does not meet our demand and quality standards for its products, for any reason, or if the terms of our agreements with Gilat change and we decide to pursue other strategic partners, it is unlikely that we would be able to find a replacement supplier without significant harm to our business operations or relationship with Gilat.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in high-credit money market funds. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2002 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. We are also exposed to foreign currency risk as the result of our contracts in Latin America. We attempt to mitigate such risk by entering into contracts denominated in US dollars, however this is not always possible and as such we are exposed to changing exchange rates primarily in Peru, Colombia and Brazil.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's controls subsequent to the date of that evaluation and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about October 22, 2001, STM Wireless, Inc. (STM_) filed an action entitled STM Wireless, Inc. v. Gilat Satellite Networks Ltd. et al., Orange County Superior Court Case No. 01 CC13531, by which action STM alleges that the named defendants, including the Company, improperly interfered with STM’s bid to provide telecommunication services to rural areas of Peru. STM’s complaint seeks unspecified damages.

On March 7, 2001, rStar (then known as ZapMe! Corporation) filed action against a software vendor, ON Technology Corporation (“OTC”), by which rStar alleged that OTC breached a software license agreement and defrauded rStar concerning the capabilities of the software.  By its complaint, rStar seeks recovery of $390,160 rStar paid to OTC in connection with the software, as well as other damages.  On or about March 29, 2001, OTC filed a counterclaim against rStar, alleging that the principal sum of $307,528 is due from rStar for additional license fees, maintenance fees, and professional fees in connection with OTC’s software.

On December 13, 2001, NextiraOne filed a breach of contract action against rStar seeking the principal sum of $180,000 for unpaid computer hardware allegedly sold and shipped to rStar.  The action was settled in October 2002.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective as of October 8, 2002, we engaged Kost Forer and Gabbay, a member of Ernst & Young Global as our independent accountant, instead of Ernst & Young LLP, as reported in the Form 8-K we filed on October 16, 2002. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(a)           Exhibits

Description

Exhibit 99.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

On October 23, 2002, we filed a Report on Form 8-K/A amending the Form 8-K of rStar Corporation filed on August 19, 2002, by adding Item 7(a), financial statements of business acquired and Item 7(b), pro forma financial information, in accordance with Item 7 of Form 8-K.

On October 16, 2002 we filed a Report on Form 8-K announcing that effective as of October 8, 2002, we dismissed Grant Thornton LLP as our independent accountant. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company. See Item 5 of this Form 10-Q for important information regarding this filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSTAR CORPORATION
(Registrant)

	By:	/s/ SAMER SALAMEH

Samer Salameh
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ LIOR KADOSH

Lior Kadosh
Interim Chief Financial Officer
(Principal Financial Officer)

Date: November 27, 2002

CERTIFICATIONS

I, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SAMER SALAMEH	Date November 27, 2002
Samer Salameh,
Chief Executive Officer

I, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LIOR KADOSH	Date November 27, 2002
Lior Kadosh,
Interim Chief Financial Officer