Form 10-K
period 2002-12-31
RSTAR CORP
filed 2003-04-15
CIK 1084561

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 000-27029

                                 ---------------

                                RSTAR CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                   91-1836242
             (STATE OR OTHER JURISDICTION OF     (IRS EMPLOYER
             OF INCORPORATION OR ORGANIZATION)   IDENTIFICATION NO.)

                         1560 SAWGRASS CORPORATE PARKWAY
                                    SUITE 200
                             SUNRISE, FLORIDA 33323

    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE, AND TELEPHONE
                                     NUMBER)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

                                 ---------------

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

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.Yes [ ] No [X]

     As of March 28, 2003, there were 15,712,058 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the Nasdaq SmallCap Market on March 28 2003, was approximately $5,184,979. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                      TABLE OF CONTENTS
                                                                          PAGE
PART I
          Item 1. Business                                                  3
          Item 2. Properties                                               11
          Item 3. Legal Proceedings                                        11
          Item 4. Submission of Matters to a Vote of Security Holders      11

PART II
          Item 5.  Market for Registrant's Common Stock and Related
                   Stockholder Matters                                     11
          Item 6.  Selected Financial Data                                 13
          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     14
          Item 7a. Quantitative and Qualitative Disclosures about
                   Market Risk                                             21
          Item 8.  Financial Statements and Supplementary Data             31
          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                     31

PART III
          Item 10. Directors and Executive Officers of the Registrant      31
          Item 11. Executive Compensation                                  34
          Item 12. Security Ownership of Certain Beneficial Owners
                   and Management                                          36
          Item 13. Certain Relationships and Related Transactions          37
          Item 14. Controls and Procedures                                 38

PART IV
          Item 15. Exhibits, Financial Statements, Schedules and
                   Reports on Form 8-K                                     38

INDEX TO EXHIBITS

                                     PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN MATTERS DISCUSSED IN THIS DOCUMENT MAY CONSTITUTE FORWARD-LOOKING STATEMENTS UNDER SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE SECURITIES ACT), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE EXCHANGE ACT). SUCH MATTERS ARE GENERALLY PRECEDED BY, FOLLOWED BY OR INCLUDE WORDS SUCH AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "SEEK," AND "INTEND," AND WORDS OF SIMILAR IMPORT.

     THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS AND UNCERTAINTIES, WHICH ARE DIFFICULT TO PREDICT. THEREFORE, OUR ACTUAL RESULTS OF OPERATION MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

     o OUR SUCCESS IN BEING AWARDED SUBSTANTIAL PROJECTS FOR THE PROVISION OF OUR SERVICES AS DETAILED HEREIN;

     o THE WILLINGNESS OF END USERS FOR INTERNET ACCESS AND TRAFFIC TO PAY A PREMIUM FOR THESE SERVICES AND THE EXTENT OF REVENUES WE ARE ABLE TO GENERATE FROM PROVIDING THESE SERVICES;

     o THE WILLINGNESS OF END USERS TO PAY A FEE FOR BROADBAND INTERNET ACCESS, INDUSTRY-SPECIFIC CONTENT AND OTHER BUNDLED PRODUCTS AND SERVICES;

     o THE AVAILABILITY OF CASH RESOURCES AND FINANCING FACILITIES IN AMOUNTS ADEQUATE TO MEET OUR EXPECTED WORKING CAPITAL AND CAPITAL REQUIREMENTS FOR THE NEXT 12 MONTHS BASED ON OUR CURRENT BUSINESS PLAN; AND

     o    INTEGRATION OF THE STARBAND LATIN AMERICAN BUSINESS, AMONG OTHER
          RISKS.

     IN ADDITION, A MORE COMPLETE DISCUSSION OF THE RISKS AND UNCERTAINTIES WHICH AFFECT OUR BUSINESS IS SET FORTH BELOW UNDER THE HEADING "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION." ALL FORWARD-LOOKING STATEMENTS MADE BY US ARE QUALIFIED BY AND SHOULD BE READ IN CONJUNCTION WITH SUCH RISK DISCLOSURE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

     GENERAL

     Through our wholly-owned subsidiary, StarBand Latin America (Holland) N.V. ("StarBand Latin America"), we provide satellite-enabled rural telephony and internet services and related network operations in certain Latin America countries in connection with long-term contracts awarded to affiliates of Gilat Satellite Networks Ltd. ("Gilat"). In addition, we provide two-way, always-on, high-speed Internet access and telephony to residential and small office/home office customers in Latin America via satellite. Our services provide high-capacity, high-speed transmission of data, audio, telephony and video to consumers and other subscribers. We offer to all of our customers stand-alone Internet access as well as a bundled product which includes telephony services.

     One of our primary goals is to tap the underserved demand for telephony and Internet access services in the private, residential, and Soho markets in Latin America. In addition, we intend to provide Gilat with certain services relating to the design, engineering, construction as well as network traffic and internet services for certain large government contracts.

     On August 2, 2002, we closed the previously announced StarBand Latin America acquisition and issued 43,103,448 shares of our stock to Gilat-To-Home Latin America (Holland) N.V., an affiliate of Gilat, in exchange for StarBand Latin America (Holland) B.V., and its subsidiaries. As a part of the StarBand Latin America acquisition, Gilat granted StarBand Latin America exclusive rights in Latin America to (1) implement, operate and market Gilat's broadband Internet access services and voice services to consumers and small office/home office subscribers; (2) provide a bundled product with direct-to-home television services using Gilat's single satellite dish technology; and (3) provide such new technologies and products related to the foregoing as Gilat may in the future develop. Following the closing of the StarBand Latin America acquisition, Gilat owns approximately 85% of rStar's stock. (See "Master Services and Supply Agreement" below.)

     We currently provide satellite-based rural telephony services in Peru and Colombia, as well as a high-speed consumer Internet access service in Brazil and Peru. We work on a wholesale basis with Latin American Internet Service Providers (ISPs), direct-to-home (DTH) TV companies and other service providers in Latin America to offer high-speed Internet access via satellite.

     During the third quarter of 2002 and following the acquisition of StarBand Latin America, management elected to suspend all operational components of rStar which mainly consisted of the activities relating to AutoNetworks, Inc., an 85% owned subsidiary of rStar. See Item 5: "Loss from Discontinued Operations".

     rStar, as of March, 2003, operates approximately 13,779 sites in total; most of them public telephony, including a smaller percentage of Internet sites, out of approximately 14,532 contracted sites, all of which are expected to be in operation by the end of 2003.

     We were founded in June 1997 and until March 19, 2001, operated under the name ZapMe! Corporation. On March 19, 2001 we changed our name to rStar Corporation. We are a Delaware corporation. Our principal offices are located at 1560 Sawgrass Corporate Parkway, Suite 200, Sunrise, Florida 33323, and our telephone number is (954)858-1600. Our web site address is: WWW.RSTAR.COM.

THE TECHNOLOGY

     Through StarBand Latin America, our wholly-owned subsidiary, we provide satellite-based communication services in Latin America that allow parties to communicate with each other using Gilat's proprietary technology.

     Gilat designs, develops and manufactures products that enable complete end-to-end telecommunications and data networking solutions, as well as broadband Internet solutions, based on satellite earth stations, a related central station known as a hub, hardware equipment and software. The satellite earth stations are known in this industry as very small aperture terminals or VSATs. These small units, which attach to communication equipment, such as personal computers, telephones, etc., enable the transmission of data, voice and images to and from specified satellites. The services we provide include access to and communication with satellites ("satellite transponder capacity"), installation of network equipment, on-line network monitoring and network maintenance and repair services. The networks we establish are primarily used for:

     o telephone service in areas that are underserved by the existing telecommunications services or in remote locations where ground telephone lines are not available; and

     o on-line data delivery and transaction-oriented applications including point-of-sale (for example, credit and debit card authorization), inventory control and real time stock exchange trading; and

     o Internet-based networking applications such as networks within corporations (known as corporate intranets), corporate training and other corporate applications which enable the transmission of audio and video by high-speed Internet connections (known as broadband), as well as consumer broadband Internet uses.

     Satellite-based communications networks such as those Gilat has developed and those sold by us offer several advantages over ground-based communication facilities. Among these advantages are the following:

     o ubiquitous reach, providing equal access to users in urban and remote areas under a single tier network;

     o fixed transmission costs, insensitive to distance or the number of receiving stations;

     o a persistent "always on" connection to the Internet without the need to dial up to an internet service provider;

     o cost savings over competing technologies such as ground telephone lines and digital subscriber lines (known as "DSLs") in remote areas and suburbs;

     o independence from telecommunication companies and other network providers;

     o less terrestrial infrastructure thus making satellite-based technology less susceptible to local disasters such as fires and earthquakes that adversely affect ground-based communication;

     o    consistent and rapid response time in comparison to dial-up lines;

     o Internet acceleration technologies, enhancing user experience and improving satellite communication effectiveness.

     o rapid installment of networks and flexibility in their configuration, integration and location; and

     o a versatile platform, which allows for the provision of multiple applications and services.

VSAT INDUSTRY BACKGROUND

     The emergence of the VSAT in the 1970s marked the beginning of a new era in satellite communication. A VSAT network consists of:

     o several dozen to several thousand VSAT remote sites with small antennas;

     o a large central earth station called a hub, which includes a large antenna and enables the connection of all the VSATs in the network; and

     o    the capability to communicate with a specified satellite.

A VSAT includes an indoor unit and an outdoor unit (see figure below). The indoor unit usually fits on a desktop (much like a modem) and contains the technology that enables communication between the user's equipment and the satellite. The outdoor unit includes a small antenna, usually two to six feet long, that can be mounted on a user's roof, ground or wall and electronic equipment that transmits and receives signals to and from a satellite transponder. A transponder is the technical term for the space on a satellite designated to communicate with a specific user's equipment.



                                   [PICTURE]



     The control station or hub, which enables the connection of all VSATs into a VSAT network, consists of a large dish antenna (4.5 to 11 meters) and radio frequency electronics equipment to allow signals to be transmitted between the hub and the satellite transponder. A hub also includes electronic equipment to provide for satellite communications, protocol support and network management functions. Protocol is a technical term, which refers to the standards and methods by which computers communicate with one another.

     Satellite transponder capacity is available on existing satellites positioned in geostationary orbit (at 35,800 km above the equator). Once in orbit, a satellite beam can cover a geographic area the size of the continental United States or Western Europe. This coverage area is known as the satellite's footprint. The satellite receives information from a VSAT, amplifies it and transmits it back to earth on a different frequency. A single satellite transponder has a capacity of approximately 100 million bits/second ("Mbps"). This means that if the transponder were accessed for only 90 seconds per day, more than one billion bytes of data, the equivalent of 865,000 double-spaced pages, would be transmitted.

     The current generation of high power satellites is known as Ku-band satellites, because they use the Ku-band frequencies. This type of frequency band together with the sophisticated VSAT earth stations is particularly well suited to provide high-speed business communications services as well as broadband web-based services. The use of the Ku-band frequencies (as opposed to the C-band used by older generations of satellites) offers reduced interference with ground communications. This enables satellites to use the higher broadcasting power necessary to support VSAT earth stations and makes it cost-effective to transmit to or among numerous locations. With increasing satellite power and the latest generation of VSAT software, VSAT earth stations are becoming smaller and less expensive, reducing overall network costs. This technology is compatible with both Ku-band and C-band satellites. In addition, special extended C-band and extended Ku-band satellites are also supported by our technology, where needed.

     Before the emergence of VSATs, commercial communication via satellite was very costly because it required an expensive ground terminal, dedicated staff specialists and a very large dish antenna. Satellite-based communications solutions were therefore limited to only those large companies that could afford them. In contrast, VSATs are significantly less expensive than other satellite solutions partly because they do not require end-users to dedicate staff specialists or make a sizable infrastructure investment.

     VSAT networks also offer several advantages compared to ground-based communications networks:

     o    high quality and dedicated transmission availability;

     o    the capability of transmitting extremely large data flows;

     o fixed transmission costs, insensitive to distance or the number of receiving stations;

     o rapid and cost effective installation in geographically isolated regions like mountainous mining areas and developing countries; and

     o    direct access to the Internet.

OUR MARKET

     The market for communications network products and services in general and specifically, in Latin America, experienced growth during the years 1996 through 2000 and a slowdown since 2001, that slowdown has largely been caused by the recession in the global economy and a reduction of telecommunications business in particular. We believe that when the economy improves, the market for communications network products and services in Latin America will resume growth. Some of the key factors that we believe will foster such growth in a healthy economy include:

     o deregulation and privatization of government-owned telecommunications monopolies throughout Latin America, which allow for the growth of new methods of communication;

     o growing demand for communications capacity driven by the increase in bandwidth-intensive applications, including the Internet; and

     o continuous technological advances which are broadening applications for and decreasing the cost of both satellite and ground-based networks.

     The above trends have been beneficial to a range of alternative technologies such as switched digital networks, which are referred to as ISDN, DSL, cable modems and frame relay, as well as VSAT-based systems. All of these technologies enable high-speed access to the Internet in various forms which allows for the transfer of data at various speeds. The growth in the use of VSATs has been strong and consistent. According to industry sources, the installed worldwide VSAT base grew from 8,000 terminals in 1986 to over 600,000 terminals in 2002.

OUR BUSINESS

     We are licensed to provide telephony and Internet services to consumers and Soho customers throughout Latin America. We also provide satellite-enabled rural telephony and internet services and related network operations in certain Latin America countries, in connection with long-term contracts awarded to affiliates of Gilat. One of our primary goals is to tap the underserved demand for telephony and Internet access services in the private, residential, and Soho markets in Latin America. In addition, we intend to provide Gilat with certain services relating to the design, engineering, construction as well as network traffic and internet services for certain large government contracts.

     In a large number of remote, rural and urban areas in Latin America, there are limited or no telephone services due to inadequate telecommunications infrastructure. In these areas, VSAT networks are able to utilize existing satellite infrastructure to rapidly provide high quality cost-effective telecommunications services and products. In contrast to ground-based networks, VSAT networks are relatively simple to reconfigure or expand, relatively immune to difficulties of topography and can be located almost anywhere. Additionally, VSATs can be installed and connected to a network in short time periods and seldom require significant maintenance.

     Our services consist of two different typical project opportunities:

     (i) Large government bids for telecommunications and telephony operators where local governments fund the development and maintenance of a network. These projects include the installation and operation of hundreds of sites that provide Internet connectivity and telephony services in cities and towns, as well as multiple-site fixed rural satellite telephony networks, serving millions of people; and

     (ii) Service providers targeting rural and residential areas that wish to enhance the reach of their networks by adding satellite communications technology. Telecommunications services and equipment, including prepaid telephony, private networks, and internet. Integral services solutions include voice and data, distance learning, connectivity services and telephony network operations.

TELEPHONY-BASED SERVICE OFFERINGS

     We provide VSAT-based telephony service with full support of telephone line services, including flexible adjustment to various payphones, high speed Internet access, call data processing, low cost, simple installation and operation, high hardware reliability, remote control and monitoring, and low power consumption. This telephone service includes public calling centers, with one to five telephone lines, fax connections and in some locations, internet browsing stations.

     Our VSAT-based telephony service offerings are intended to provide inexpensive, toll-quality telephone service, including voice and fax communication and high speed Internet access for Soho customers and villages in remote or urban areas in Latin America lacking an adequate telephone infrastructure. This service is designed to offer subscribers, or pay telephone and public call offices, with up to four lines.

INTERNET-BASED SERVICE OFFERINGS

     Our high-speed internet access services are targeted to the residential consumer and Soho customers. The vehicle that we use to provide these services is Gilat's SkyBlaster 360. The SkyBlaster 360 provides two-way connectivity, with both directions of connectivity via satellite. The SkyBlaster 360 is designed to provide high bandwidth services and do not have a terrestrial high-speed infrastructure available to them. Gilat's VSAT technology is well-suited for outside metropolitan centers such as in rural Latin America because geographic distances do not hinder the ability to provide the high speed infrastructure that is unavailable otherwise.

NETWORK OPERATIONS

     Our network operations services coordinate and manage customers' networks and monitor the quality of services delivered on a 24-hour, seven day a week basis from one of three network management centers. The largest center is located in McLean, Virginia, and is managed and staffed by Spacenet Inc. (an affiliate of Gilat's). We also have similar network management centers in Peru, Belo Horizonte, Brazil. Additionally all three Hubs are monitored by its headquarters in Sunrise, Florida, which is managed and staffed by rStar. When customers experience an outage on their network, they call their respective network management center, where a trained professional, using Gilat's proprietary monitoring and control technology, works to restore service. In instances in which service cannot be restored through the troubleshooting process, a third-party field service technician is dispatched to seek and repair or replace the on-site hardware and restore operations to the site.

MAINTENANCE

     We offer a variety of maintenance plans to support our customer networks. All of the plans include trouble-reporting service from one of our call centers, field service, replacement of equipment, warehousing of spare parts, shipping and repairs. The objective is to provide an on-site response within an average of 48 to 72 hours for consumers and four to 24 hours for businesses depending on the needs of the customer and the nature of network or support issues.

CUSTOMER TECHNICAL SERVICES

     Our technical services group includes engineering test and support services during the project implementation phase and on-going telephone and on-site support for complex networking issues. The customer technical services group provides application troubleshooting, network optimization, customer training, and documentation services.

SATELLITE CAPACITY

     Satellite transmission channels are an integral part of our VSAT network-based services in Latin America. We lease and sublease satellite capacity through a Gilat affiliate, which operates in the Ku band frequency. We continually monitor our space segment capacity, which we lease and sub-lease through Gilat from Satmex, Pan-American Satellites, and other third parties, in order to ensure that sufficient transmission capacity is available for prospective customers, as well as growth in bandwidth for existing networks. We currently utilize space segment on the following satellites: SATMEX 5; PAS1R; Anik F1 and Telesat. The capacity is provided for the term of the agreement, typically two to five years, and the term may be extended as our customers traffic grows.


MASTER SERVICES AND SUPPLY AGREEMENT

     Upon the closing of our acquisition of StarBand Latin America, we entered into a master services and supply agreement with Gilat and some of its subsidiaries pursuant to which we receive specified services and products from Gilat necessary to conduct our business in Latin America.

     According to this agreement, we have been given the exclusive rights in designated Latin American markets (excluding Mexico) to:

     o implement, operate and market our broadband Internet access services and voice services to consumers and Soho customers;

     o provide a bundled product with direct-to-home television service using its single satellite dish technology; and

     o provide such new technologies and products related to the foregoing as Gilat may in the future develop or make available to StarBand Communications Inc., which shall be offered to StarBand Latin America and/or its subsidiaries upon commercially reasonable terms via a two-way satellite-based network.

     In Mexico, we have limited non-exclusive rights and in Chile, Gilat and its affiliates will not be limited or otherwise restricted from conducting business with certain entities. Under the agreement, Gilat provides us with the facilities, telecommunications equipment, licensed software and services that we use in our business.

     The agreement contains a most favored nations clause under which all services, products and other items provided by Gilat and its affiliates shall be on terms no less favorable than the best terms offered by Gilat to any other party for comparable products sold in comparable quantities on comparable terms and conditions.

COMPETITION

     The market for our products and services is rapidly evolving, and we expect competition to intensify in the future. Except for Gilat, rStar is not aware of any competitor that currently offers or is planning to offer industry-specific private networks for different businesses in an industry via bi-directional satellite-delivered Internet connections. However, rStar faces competition from a number of companies that provide products and services similar to portions of its products and services to a similar base of users, or both. For example, Hughes Electronics and STM Wireless, currently offer two-way satellite-based broadband Internet access and both have significant experience in running satellite data networking services.

     In addition, the ongoing liberalization of telecommunications markets in Latin America has resulted in a wave of entry by foreign competitors for high-speed Internet access services. The largest among these, Telefonica S.A. and BellSouth Latin America, each have substantial wireless or wire line operations in most, if not all, major markets in Latin America. Such firms are currently investing in DSL and wireless technology and have been expanding their efforts in the Internet access segment as a way of increasing revenues and margins even as prices for basic telephony services fall.

     Although less advanced than their counterparts in the United States, numerous plans have been announced for the deployment of cable modem services in Latin America by such companies as Globo and Telefonica. Such cable services would constitute another competitor to our satellite-based Internet access service offering. Where deployed, these networks provide higher-speed Internet access than we provide.

     We also may face competition from companies that offer satellite-based networks on both the two-way Ku-band and the new higher frequency Ka-band technologies. Such satellite providers include Hughes Communications Networks Systems, and STM, Astrolink, Teledesic, and Cyberstar, each of which has significant experience in running satellite data networking services.

TELECOMMUNICATIONS REGULATION

UNITED STATES REGULATION

     StarBand Latin America's satellite network uses earth stations that transmit and receive radio signals (the earth segment) and satellite space stations that relay these signals between earth stations (the space segment). As an operator of satellite-based network, StarBand Latin America, whether directly or indirectly through its subsidiaries or affiliates, is subject to the jurisdiction of the Federal Communications Commission, referred to as the FCC, under the Communications Act of 1934, as amended. The Communications Act prohibits the operation of satellite earth station facilities and VSAT network systems such as those operated by StarBand Latin America, except under licenses issued by the FCC. Major changes in earth station or VSAT operations require modifications to the FCC licenses, which must also be approved by the FCC. The FCC generally renews satellite earth station and VSAT licenses routinely, but we cannot assure that the licenses we operate under will be renewed at the expiration dates or that such renewals will be for full terms. In addition, certain aspects of our business may be subject to state and local regulation including, for example, local zoning laws affecting the installation of satellite antennas.

INTERNATIONAL REGULATIONS

     We must comply with the applicable laws and obtain the approval of the regulatory authority of each country in which we propose to provide network services or operate VSATs. The laws and regulatory requirements regulating access to satellite systems vary from country to country. Some countries in Latin America have substantially deregulated satellite communications, while other countries maintain strict monopoly regimes. The application procedure can be time consuming and costly, and the terms and conditions of licenses vary for different countries. In addition, in some countries there may be restrictions on its ability to interconnect with the local switched telephone network.

OUR DISCONTINUED EDUCATION BUSINESS

     From September 1997 through October 2000, our principal focus was building an advertiser-supported network serving the education market. In October 2000, we announced that we were shifting all of our business focus and resources to pursue the development, implementation and management of industry-specific private networks for businesses to communicate with vendors and customers via bi-directional satellite-derived internet connections. During the third quarter of 2002, management decided to discontinue this business and channel all of its business efforts into StarBand Latin America. Our education network business, including our former indirect wholly-owned subsidiary, eFundraising.com Corporation, are reflected in the accompanying financial statements as discontinued. As of August 2002, our business focus has been on the provision of satellite communication services and networks to the Latin American markets as described above.

INTELLECTUAL PROPERTY

     We seek to protect our intellectual property under relevant U.S. and international law regarding copyright, patents, trademarks and trade secrets as well as through confidentiality agreements with employees, consultants, contractors and business partners. With respect to the satellite communication VSAT technology, we rely on a combination of patent, trade secret, copyright and trademark law pertaining to the VSAT technology owned by Gilat.

     In addition, we have applied to register "rStar", the rStar Networks logo, and other trademarks in the United States. We have given copyright and trademark notices on our web sites and private networks, and many other copyrightable or trademarked materials by affixing a standard copyright and/or trademark notice in the appropriate places. We control access to our trade secrets and proprietary information by entering into confidentiality agreements with our employees, consultants, contractors and actual and potential business partners. We currently own several Internet domain names based upon our "rStar Networks" brands and services, including "rstar.com", from which we conduct our corporate web site.

EMPLOYEES

     We currently employ approximately 125 full time employees. In addition Gilat and its affiliates provide certain administrative and other service personnel to rStar.

EXECUTIVE OFFICERS

     rStar's executive officers, who are appointed by and serve at the discretion of the Board of Directors, and their ages as of March 31, 2003, are as follows:

         NAME            AGE                 POSITION
     Samer Salameh        38   Chief Executive Officer and Chairman of the Board
     Lior Kadosh          38   Interim Chief Financial Officer
     William A. Kirkner   34   Chief Technical Officer

SAMER SALAMEH             38   Mr. Salameh has been Chairman of the Board of Directors and CEO of rStar since
                               November, 2002. From 2000 to 2001 Mr. Salameh served as President and CEO of
                               NetVmg Inc., an IP traffic management company. In addition, during 2000, Mr.
                               Salameh served as CEO of Telmex North America Ventures in which he managed a portfolio of companies including CompUSA, Topp Telecom, CommSouth, Telmex USA, etc. From 1997 until 2000, Mr. Salameh served as Chairman and CEO of Prodigy
                               Communications Corporation. Mr. Salameh holds a Master of Arts in International
                               Business from the Fletcher School,Tufts University and a Bachelor of Science in
                               Management from the Polytechnic University in Brooklyn NY.

LIOR KADOSH               38   Ms. Kadosh became Interim CFO of rStar in November, 2002.  From February, 2000
                               until November, 2002, Ms. Kadosh served as Director of Finance of Gilat Latin
                               America, Inc., an affiliate of Gilat.  From August, 1998 to July, 1999 Ms.
                               Kadosh served as an independent consultant to various companies in Mexico City such as Sofoles.  From December, 1996 to August, 1998 Ms. Kadosh served as
                               Sales Analyst of Grupo Financiero Serfin - Operador de Bolsa Serfin
                               specializing in the Euro debt market, Latin emerging markets and the reform in
                               the banking sector in Mexico.   Ms. Kadosh received both a BA degree in
                               Economics and Accounting and a Diploma in Consulting studies in Accounting from the Tel-Aviv University, Israel.  Ms. Kadosh is a CPA in Israel. Ms. Kadosh
                               received an M.A. degree in Economics and Business from Anahuac University,
                               Mexico City.

WILLIAM A. KIRKNER        34   Mr. Kirkner has been Chief Technology Officer of rStar since November of 2002.
                               Mr. Kirkner also currently serves as President of IA Films, Inc., a startup production company which he founded in 2002.  Prior to founding IA Films, Mr.
                               Kirkner worked as Chief Technology Officer of Prodigy Communications
                               Corporation from 1999 until 2002, responsible for new product engineering and back-end information systems, development of new products, services and software and the supervision of a staff of over 200 employees.  From 1996 until
                               1999, Mr. Kirkner served as Senior Product Architect, MCIWorldcom focusing on setting performance standards and providing technical direction for development of a consumer dial-up Internet products.  Mr. Kirkner received a Juris
                               Doctorate from Georgetown University Law Center, Washington DC in May, 1992 and
                               a Bachelor of Arts, cum laude, degree from Loyola College, Baltimore, Maryland in May, 1989.

ITEM 2. PROPERTIES

We sub-lease our principal offices from an affiliate of Gilat in Sunrise, Florida, which as of March 17, 2003, consisted of approximately 9,311 square feet of office space. The Sunrise lease expires in April 30, 2005. rStar subleases space from an affiliate of Gilat in Brazil. In addition, our local offices in Colombia and Peru rent space for our local operations in each respective country. The monthly aggregate expenditure for space leased is approximately $21,000.

ITEM 3. LEGAL PROCEEDINGS

     On or about March 3, 2003, Comerica Bank - California, located in California, brought an action against us in the Superior Court for the County of Los Angeles for breach of contract in connection with an equipment lease agreement. We have agreed in principal to settlement terms . The settlement is currently being documented and is expected to include a dismissal with prejudice of the lawsuit.

     On or about December 3, 2002, Pentech Financial Services, Inc. located in California, brought an action against us with the California Superior Court of Santa Clara County in connection with an equipment lease for breach of contract, claim and delivery, and unjust enrichment. This matter has been settled and the action has been dismissed with prejudice.

     On December 13, 2001, NextiraOne filed a breach of contract action against rStar seeking the principal sum of $180,000 for unpaid computer hardware allegedly sold and shipped to rStar. The action was settled in October 2002 and the case was dismissed.

     On or about October 22, 2001, STM Wireless, Inc. ("STM") filed an action entitled STM Wireless, Inc. v. Gilat Satellite Networks Ltd. et al., Orange County Superior Court Case No. 01 CC13531, by which action STM alleged that the named defendants, including the Company, improperly interfered with STM's bid to provide telecommunication services to rural areas of Peru. The matter has been settled and is in the process of being dismissed by the court with prejudice.

     On March 7, 2001, rStar (then known as ZapMe! Corporation) filed action against a software vendor, ON Technology Corporation ("OTC"), by which rStar alleged that OTC breached a software license agreement and defrauded rStar concerning the capabilities of the software. By its complaint, rStar seeks recovery of $390,000 rStar paid to OTC in connection with the software, as well as other damages. On or about March 29, 2001, OTC filed a counterclaim against rStar, alleging that the principal sum of $308,000 is due from rStar for additional license fees, maintenance fees, and professional fees in connection with OTC's software. The Company has asserted defenses and intends to defend against this claim.

         In the early part of 2002, a third party issued a letter to Gilat, claiming that it has rights to a portion of one of our subsidiaries based upon a document and certain partial payments made to the third party. The Company rejects the legal bases for such claims and intends to vigorously defend any action if brought by the third party, but does intend to seek a mutually acceptable resolution to this dispute.

     We are not a party to any legal proceedings that we believe could have a material adverse effect on our operating results and financial position. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

     Our common stock is traded publicly on the Nasdaq SmallCap Market under the symbol "RSTRC". Our common stock has been publicly traded since October 20, 1999, and prior to March 21, 2001 traded under our original symbol - "IZAP". Our initial public offering price was $11.00 per share. Prior to our initial public offering, there was no established public trading market for the common stock.

     The following table shows the high and low common stock prices by quarter from the Nasdaq SmallCap Market of the common stock for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                        2002                  2001                  2000
                        ----                  ----                  ----

                    HIGH       LOW        HIGH       LOW       HIGH        LOW
                  -------    -------    --------   --------  --------   --------
First Quarter     $0.8000    $0.2600    $ 1.6094   $ 0.5000  $ 11.625   $ 5.8750
Second Quarter     0.6800     0.1500      1.1500     0.5500    8.0000     1.8125
Third Quarter      0.7400     0.1000      0.8300     0.3500    4.1875     1.5625
Fourth Quarter     0.3000     0.1200      0.5900     0.2400    2.5000     0.4688

     As of March 31, 2003 there were 104,529,864 shares issued and outstanding held by approximately 150 stockholders of record and approximately 2,600 beneficial owners of shares held by brokers and fiduciaries.

     We have never paid cash dividends on our common stock. Other than the special cash distribution described below, we expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

     Under the terms of the StarBand Latin America acquisition and the terms of our certificate of incorporation, rStar stockholders other than Gilat and its affiliates are entitled to receive a special cash distribution of up to $10 million in the aggregate in the event that we do not achieve certain earnings targets during each of the one year periods ending June 30, 2003 and June 30, 2004. For more details, please see "Management's Discussion and Analysis - Liquidity and Capital Resources".

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

                                                                          YEAR ENDED DECEMBER 31,
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA AND RATIOS)
                                                        2002           2001         2000         1999          1998
                                                     -----------    -----------  -----------  -----------  -----------
STATEMENT OF OPERATIONS:
Net revenues from continuing operations              $   25,836     $   55,043   $        -   $        -   $        -
Net revenues from discontinued operations            $        -     $        -   $   14,316   $    2,542   $        -
Income (Loss) from continuing operations             $  (23,971)    $  (12,800)  $   (5,182)  $      182   $     (122)
Loss from discontinued operations                    $   (1,937)    $  (18,315)  $ (105,773)  $  (27,309)  $   (4,909)
Net loss                                             $  (25,908)    $  (31,115)  $ (110,955)  $  (27,127)  $   (5,031)
Preferred dividends actual, accreted, and deemed     $        -     $        -   $     (213)  $  (17,965)  $     (606)
Net loss applicable to common stockholders           $  (25,908)    $  (31,115)  $ (111,168)  $  (45,092)  $   (5,637)
Income (loss) per share, basic and diluted
continuing operations                                $    (0.23)    $    (0.13)  $    (0.12)  $    (0.91)  $    (0.06)
Income (loss) per share, basic and diluted -
discontinued operations                              $    (0.02)    $    (0.18)  $    (2.44)  $    (1.39)  $    (0.42)
Shares used in calculation of net loss per
share, basic and diluted                                105,978         99,171       43,348       19,607       11,685


                                                                                 DECEMBER 31,
                                                        2002           2001         2000         1999          1998
                                                     -----------    -----------  -----------  -----------  -----------
BALANCE SHEET:
Cash and equivalents                                 $    8,163     $   37,334   $   48,406   $  112,714   $      815
Restricted cash                                      $    1,416     $    1,885   $      577   $      565   $        -
Total current assets                                 $   40,184     $   76,097   $   67,028   $  113,141   $      820
Total current liabilities                            $   42,854     $   58,152   $   13,295   $   23,587   $      118
Total liabilities                                    $   54,776     $   67,182   $   61,653   $   36,879   $    5,726
Total Stockholders' equity (deficit)                 $   14,282     $   36,411   $   11,575   $  114,313   $   (2,123)
Current Ratio                                              0.94           1.30         5.04         4.80         6.95

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Following the closing of the acquisition of StarBand Latin America on August 2, 2002, rStar has committed a significant portion of its resources and technical expertise to the Latin American market for voice and data services. As such, through our acquired subsidiaries, we install, operate and maintain satellite-based rural telephony networks in certain Latin American countries, as well as high-speed consumer Internet access pilot networks in certain other countries. We work on a wholesale basis with Latin American ISP's, PTTs, government entities and other providers to offer high-speed Internet access and telephony services via satellite. Our end-user target customers for our products and services are small office/home office ("Soho") customers and consumer customers in Latin America.

     At the time of the closing of the StarBand Latin America Acquisition, the legal transfer of some of the Latin American entities to be transferred to us was and remains pending government regulatory approvals. Pursuant to a closing agreement entered into by rStar and Gilat at the closing of the acquisition, if these approvals are not obtained by May 2, 2003, Gilat will transfer to rStar the parent company of such entities. Despite the pending transfers, rStar obtained all rights, obligations and liabilities with respect to the businesses conducted by the entities as of August 2, 2002.

     Under the acquisition agreement, StarBand Latin America entered into a master services and supply agreement with Gilat pursuant to which we received specified services and products from Gilat necessary to conduct our business in Latin America. See "Master Service and Supply Agreement" incorporated by reference.

     From September 1997 through October 2000 our principal focus was building and operating an advertiser-supported network serving the education market. Due to changes in our business focus, we discontinued this business and concentrated our efforts toward becoming a provider of satellite-based services to vertical markets. Management has discontinued this business as well in order to focus solely on providing satellite connectivity in Latin America.

     In connection with our change in business focus, we have undergone significant reductions-in-force during 2001 and 2002. These actions, combined with attrition, reduced our headcount approximately 83% from 120 employees at December 31, 2002 to 18 employees as of June 30, 2002. In connection with the StarBand Latin America acquisition, the employment of remaining employees was terminated, including the then current CEO and the CFO during the third quarter ended September 30, 2002. Total severance costs associated with these actions equaled approximately $735,000 for the twelve months of 2001, and approximately $2.2 million for the twelve months ended December 31, 2002. These costs have been charged to operations. Also in connection with the StarBand Latin America acquisition, we obtained through subsidiary companies of StarBand Latin America approximately 115 employees, most of whom are located in Latin America. In addition, Gilat has provided headquarters personnel during the transition period. It is anticipated that we will increase our headcount in the near term to match the demand in the market.

BASIS OF PRESENTATION

     As Gilat is the controlling shareholder of both rStar and StarBand Latin America, the acquisition has been accounted for as a combination between entities under common control in accordance with SFAS No. 141. As such, no goodwill has resulted from the transaction and historical amounts are presented much like in a pooling of interests. Common control of the entities began on January 1, 2001. Accordingly, rStar's historical financial statements have been restated to include the consolidated financial position, results of operations, and cash flows of StarBand Latin America from January 1, 2001 to the present. Therefore the discussions below include both the activities of rStar and those of StarBand Latin America.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants discuss their "critical accounting policies." A critical accounting policy is a policy that is both important to the portrayal of our financial condition and results and requires subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following accounting policies to be critical:

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:

We recognize revenues from product sales when shipment has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable, no future obligations exist and collection is probable. We do not grant rights of return. Determination of the probability of collection is based on the financial position and the history with the customers, and on management's assessment of the probability of the payment of fees for services rendered and products delivered. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Service revenues are recognized ratably over the contractual period or as services are performed. Where arrangements involve multiple elements, revenue is allocated to each element based on the relative fair value of the element when sold separately.

Arrangements that include installation services are evaluated to determine whether those services are an integral component of the equipment used. When installation services are considered integral, revenue from products and services is recognized only upon installation. When services are not considered integral, revenues from product sales are recognized upon shipment and the service revenue is recognized when the services are performed.

Revenues from products under sales-type-lease contracts are recognized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS No. 13") upon installation or upon shipment, in cases where the customer obtains its own or others installation services. The present values of payments due under sales-type-lease contracts are recorded as revenues at the time of shipment or installation, as appropriate. Future interest income is deferred and recognized over the related lease term as financial income. The net investments in sales-type-lease are discounted at the interest rates implicit in the leases.

Cost of Revenues:

Cost of revenues, for both products and services, includes the cost of system design, equipment, satellite capacity, and third party maintenance and installation. For equipment contracts, cost of revenues is expensed as revenues are recognized. For network service contracts, cost of revenues is expensed as revenues are recognized over the term of the contract. For maintenance contracts, cost of revenues is expensed as the maintenance cost is incurred or over the term of the contract.

Accounts Receivable:

We are required to estimate our ability to collect our trade receivables. A considerable amount of judgment is required in assessing their ultimate realization. We provided allowance for our receivables relating to customers that were specifically identified by our management as having difficulties paying their respective receivables.

Inventory:

We are required to state our inventories at the lower of cost or market price. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. We have recorded significant changes in required reserves in recent periods due to changes in strategic direction, such as discontinuation of product lines and due to changes in market conditions such as altered demands for product specifications. Inventory write offs amounted to $0, $280,000 and $972,000 in 2000, 2001 and 2002, respectively.

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

PRO FORMA INFORMATION

The following information represents the Consolidated Statements of Operations for the two year period ended December 31, 2002 and pro forma information represents the Consolidated Statements of Operations for the year ended December 31, 2000, to reflect the combined financial results of rStar and StarBand Latin America as if Gilat gained control over StarBand Latin America on January 1, 2000, as such proforma information was not included in the consolidated financial results as rStar and Starband Latin America became entities under the common control of Gilat only from January 2001:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                           (IN THOUSANDS)
                                                                         --------------------------------------------------
                                                                              2000              2001              2002
                                                                         --------------    --------------    --------------
 Revenues:                                                                 Proforma
   Products                                                                $    28,041       $    47,623       $    16,972
   Services                                                                        821             7,420             8,864
                                                                         --------------    --------------    --------------

 Total revenues                                                                 28,862            55,043            25,836
                                                                         --------------    --------------    --------------

 Cost of revenues:
   Products                                                                     20,107            41,950            11,000
   Services                                                                        906            10,687            16,228
   Write-off of inventories                                                          -               280               972
                                                                         --------------    --------------    --------------

 Total cost of revenues                                                         21,013            52,917            28,200
                                                                         --------------    --------------    --------------

 Gross profit (loss)                                                             7,849             2,126            (2,364)
                                                                         --------------    --------------    --------------
 Selling, marketing, general and administrative                                  5,382            11,795            14,556
 Impairment of note receivables to Stockholders                                      -                 -             6,188
                                                                         --------------    --------------    --------------

 Total operating expenses                                                        5,382            11,795            20,744
                                                                         --------------    --------------    --------------

 Operating income (loss)                                                         2,467            (9,669)          (23,108)
 Financial expenses, net                                                          (573)           (2,704)             (743)
 Other expenses                                                                    113            (1,364)             (406)
                                                                         --------------    --------------    --------------
 Income (loss) from continuing operations before taxes on income                 2,007           (13,737)          (24,257)
 Taxes on income                                                                (3,652)              937               286
                                                                         --------------    --------------    --------------
 Income (loss) from continuing operations                                       (1,645)          (12,800)          (23,971)
 Loss from discontinued operations                                            (105,773)          (18,315)           (1,937)
                                                                         --------------    --------------    --------------

 Net loss                                                                      107,418            31,115            25,908

 Dividend on Series A preferred stock                                             (213)                -                 -
                                                                         --------------    --------------    --------------

 Net Loss applicable to common stockholders                                $   107,631       $    31,115       $    25,908
                                                                         ==============    ==============    ==============

REVENUES

     The majority of our revenues are from the installation and implementation of rural telephony and Internet networks in Latin America. Revenue is recognized from the sale of equipment, installation of that equipment, and for services performed from the networks such a telephony and Internet. We classify our revenues as either product revenues or service revenues. Product revenues are derived from the sale and installation of equipment. When sales require installation, revenues are recognized as the products are installed and are considered non-recurring revenue on a per project basis. Sales not requiring installation are recognized as products are shipped and title passes to the customer. Service revenues are derived from maintenance contracts for the network, and services performed from the network such as telephony and

Internet services. Service revenues related to the maintenance contracts and to services performed from traffic generated through the networks are recurring in nature throughout the life of the contract. A significant portion of revenue comes from foreign governments. These contracts are won on a bid-by-bid basis and, as such, each bid is considered non-recurring. In 2001, we provided services for bids awarded to Gilat by the Government of Peru amounting to approximately $39.0 million.

     For the year ended December 31, 2002, we were not awarded any new projects. Gilat has been awarded certain projects in Latin America in 2002 and 2003 and it is expected that we will be providing certain services under such contracts. As such, we expect that our recurring revenue will increase in the near future.

     PRODUCTS

     Revenues from product sales and installations decreased $30.6 million (64.3%) from $47.6 million for the year ended December 31, 2001 to $17.0 million for the year ended December 31, 2002. This decrease in revenue was attributable mainly to a decrease in the implementation of projects during 2002. Product sales and installations typically occur during the beginning of project implementation. Accordingly, since we did not record any revenue from new bids in 2002, there was a corresponding reduction in the amount of product revenues.

     For the year ended December 31, 2001, revenues from product sales increased $19.6 million (69.8%) from $28.0 million pro forma revenues for the year ended December 31, 2000 to revenues of $47.6 million for the year ended December 31, 2001 as a result of the $39.0 million of bids won for rural telephony and Internet projects in Peru. These projects required the deployment of significant amounts of equipment during the early phases of implementation.

     SERVICES

     Revenues from services increased $1.5 million (20.3%) from $7.4 million for the year ended December 31, 2001 to $8.9 million for the year ended December 31, 2002. This increase was attributable primarily to the implementation of the bids won in 2001, which were implemented in 2002.

     For the year ended December 31, 2001, revenues from services increased $6.6 million (825%) to $7.4 million as compared to pro forma revenues of $800,000 for the year ended December 31, 2000 for the same reasons stated above.

COST OF REVENUES

     Cost of revenues related to products consists of the cost of equipment for the government projects noted above. However, equipment sales, within each specific project, are non-recurring in nature. We anticipate that upon maturation of the various networks that compose our continuing operations, cost of revenue related to services will consist primarily of the depreciation on network equipment, the cost of administering our satellite communications network, and the cost of procuring and providing space segment necessary to provide such services, installing satellite signal-receiving equipment at customer sites mainly. The costs associated with this type of telecommunications business generally include (1) the cost of land-based equipment, or earth segment, such as the satellite dishes, hubs, send/receive cards located inside the network servers; (2) the cost of the link to and from the satellite, or space segment; and (3) interconnection fees with local providers.

     PRODUCTS

     For the year ended December 31, 2002, cost of revenues related to products decreased $31.0 million (73.8%) from $42.0 million for the year ended December 31, 2001 to $11.0 million for the year ended December 31, 2002. This decrease was attributable to a decrease in product sales revenue in 2002.

     Cost of revenues from product sales for the year ended December 31, 2001 increased $21.9 million (108.9%) to $42 million as compared to $20.1 million pro forma revenues for the year ended December 31, 2000. The increase was directly attributable to the increase in sales as a result in the bids won in Peru.

     SERVICES

     For the year ended December 31, 2002, cost of revenues from services increased $5.5 million (51.4%) from $10.7 million for the year ended December 31, 2001 to $16.2 million for the year ended December 31, 2002. The increase was attributable to the increased traffic on the networks we service. Other than installation services, cost of revenues consisted primarily of operational expenses for our existing networks in Colombia and Peru.

     Cost of revenues for the year ended December 31, 2001 increased $9.8 million (1,088.8%) to $10.7 million as compared to $900,000 for the year ended December31, 2000 as a result of the completion of the implementation of projects that were signed during 2001.

SELLING, MARKETING, GENERAL AND ADMINISTRATIVE

     Selling, marketing, general and administrative expenses represent the costs of personnel and overhead associated with our efforts to obtain contracts and new business in Latin America with Internet Service Providers (ISP's), PTTs, government entities and other providers to offer high-speed Internet access and telephony services via satellite. Selling, marketing, general and administrative expenses for continuing operations for the year ended December 31, 2002 and 2001 were $14.6 million, $11.8 million respectively and on pro forma basis for 2000, $5.4 million. The increase of $2.8 million (23.7%) in this expense in 2002 was attributable to selling and marketing efforts associated with project awards in Peru and Colombia and resulted from management fees charged by a Gilat affiliate for sales and marketing assistance. In addition, the increase in this expense is attributable to professional and consulting costs relating to the StarBand Latin America acquisition, which totaled approximately $500,000, severance payments which amounted to approximately $2.2 million during the year ended December 31, 2002, and the continued buildup of operation activity as it relates to the projects in Colombia and Peru during 2002. For the year ended December 31, 2001, selling, marketing, general and administrative expenses increased $6.4 million (119%) to $11.8 million compared to $5.4 million on a pro forma basis for the year ended December 2000. The increase related primarily to management fees charged by a Gilat affiliate for general and administrative costs including finance consulting, legal and administrative support provided to subsidiaries that assisted them in obtaining over $40.0 million in contracts.


FINANCIAL EXPENSES, NET

     Financial expenses include interest income, interest expenses and foreign currency gains and losses. Financial expense was $ 700,000 and $ 2.7 million and on a pro forma basis, $600,000 of the years ended December 31, 2002, 2001 and 2000 respectively. The increase for the year ended December 31, 2001 over 2000 was the result of foreign exchange losses in Brazil and Colombia. Interest expenses and interest income during the year ended December 31, 2002 declined by 48.2% and 63.1%, respectively since the year ended December 31, 2000, primarily as a result of a combination of diminishing cash balances available for investment at lower interest rates and a reduction in interest expenses relating to the expiration of significant capital lease obligation during 2002 and a conversion of debt to equity with a related party lease, Spacenet Inc., a wholly owned subsidiary of Gilat.

     In April 2001 rStar agreed to exchange our lease obligation with Spacenet in exchange for equity in rStar. See "Liquidity and Capital Resources" below. No interest expense for any period of 2002 was incurred with Spacenet, a related party. Related party interest in 2001 and 2000 totaled $900,000 and $3.8 million, respectively.

LOSS FROM DISCONTINUED OPERATIONS

     We discontinued all operational components of rStar which was mainly the AutoNetworks business in 2002, resulting in a loss of approximately $1.9 million in 2002. As of December 31, 2001 all the losses from the discontinuation of the advertiser-supported business serving the education market had been recognized. The discontinuation of this business resulted in $18.3 million loss for the year ended 2001 primarily consisting of a $5.9 million charge recorded to cover principally the cost of excess space segment bandwidth consumed by the School Business that resolved a discrepancy between Spacenet and the Company and $9.0 million impairment charges to reflect a revised estimate of the net proceeds to be obtained from the sale of School Business assets and $6.0 million in costs related to the remaining operational components of rStar primarly the discontinued AutoNetworks' operations. Partially offsetting these charges were actual expenses that were lower than the original estimates for which a reserve was established in December 2000. The remainder of the loss in 2001 resulted from the presentation of discontinued operations of the operational components of rStar which was mainly the AutoNetworks business.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited consolidated statement of operations data for each quarter of 2001 and 2002. This information has been prepared on the same basis as our annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                                          QUARTER ENDED
                                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
2001                                                                MAR 31       JUN 30        SEP 30      DEC 31     TOTAL
                                                                                                                     FOR THE
                                                                                                                      YEAR
                                                                                                                      ENDED
                                                                                                                      DEC 31
                                                                 -------------------------------------------------------------
    Total revenues                                                 $  15,479    $  14,659    $  14,820    $ 10,085  $ 55,043
    Total costs of revenue                                            12,494       16,615       14,836       8,972    52,917
                                                                 -------------------------------------------------------------
    Gross profit                                                       2,985       (1,956)         (16)      1,113     2,126
    Total Operating Expenses                                           2,766        2,752        2,830       3,447    11,795
                                                                 -------------------------------------------------------------
    Operating income (loss)                                              219       (4,708)      (2,846)     (2,334)   (9,669)
    Other income (loss)                                               (1,137)      (1,992)      (1,375)        436    (4,068)
                                                                 -------------------------------------------------------------
    Income (loss) from continuing operations before                     (918)      (6,700)      (4,221)     (1,898)  (13,737)
        taxes on income
    Taxes on income                                                     (200)       1,236       (1,294)      1,195       937
                                                                 -------------------------------------------------------------
    Income (loss) from continuing operations                          (1,118)      (5,464)      (5,515)       (703)  (12,800)
    Loss from discontinued operations                                (14,040)        (753)      (2,142)     (1,380)  (18,315)
                                                                 -------------------------------------------------------------
    Net loss                                                        ($15,158)     ($6,217)     ($7,657)    ($2,083) ($31,115)
                                                                 =============================================================
    Basic and diluted net loss per share:
    From continuing operations                                        ($0.01)      ($0.06)      ($0.05)     ($0.01)   ($0.13)
    From discontinued operations                                      ($0.16)      ($0.01)      ($0.02)     ($0.01)   ($0.18)
                                                                 -------------------------------------------------------------
    Total                                                             ($0.17)      ($0.06)      ($0.07)     ($0.02)   ($0.31)
                                                                 =============================================================
Weighted average number of stock used in computing basic and
    diluted net loss per share                                        86,867       95,720      106,693     106,802    99,171
                                                                 =============================================================

2002                                                                MAR 31       JUN 30        SEP 30      DEC 31     TOTAL
                                                                                                                     FOR THE
                                                                                                                      YEAR
                                                                                                                      ENDED
                                                                                                                      DEC 31
                                                                 -------------------------------------------------------------
Total revenues                                                      $ 10,619      $ 5,442      $ 7,613     $ 2,162  $ 25,836
Total costs of revenue                                                 9,693        6,481        6,228       5,798    28,200
                                                                ---------------------------------------------------------------
Gross profit                                                             926       (1,039)       1,385      (3,636)   (2,364)
Total Operating Expenses                                               3,846        3,640        5,826       7,432    20,744
                                                                ---------------------------------------------------------------
Operating income (loss)                                               (2,920)      (4,679)      (4,441)    (11,068)  (23,108)
Other income (loss)                                                     (378)        (145)        (610)        (16)   (1,149)
                                                                ---------------------------------------------------------------
Income (loss) from continuing operations before taxes on income       (3,298)      (4,824)      (5,051)    (11,084)  (24,257)
Taxes on income                                                          147          205          (15)        (51)      286
                                                                ---------------------------------------------------------------
Income (loss) from continuing operations                              (3,151)      (4,619)      (5,066)    (11,135)  (23,971)
Loss from discontinued operations                                       (930)        (509)        (227)       (271)   (1,937)
                                                                ---------------------------------------------------------------

                                                                ---------------------------------------------------------------
Net loss                                                             ($4,081)     ($5,128)     ($5,293)   ($11,406) ($25,908)
                                                                ===============================================================
Basic and diluted net loss per share:
From continuing operations                                            ($0.03)      ($0.04)      ($0.05)     ($0.11)   ($0.23)
From discontinued operations                                          ($0.00)      ($0.00)      ($0.00)     ($0.00)   ($0.02)
                                                                ---------------------------------------------------------------
Total                                                                 ($0.03)      ($0.04)      ($0.05)     ($0.11)  ($0.258)
                                                                ===============================================================
Weighted average number of stock used in computing basic and
diluted net loss per share                                           106,906      106,906      105,568     104,530   105,978
                                                                ===============================================================

LIQUIDITY AND CAPITAL RESOURCES

     On April 23, 2001, we entered into an agreement to issue 19,396,552 shares of our common stock to Gilat Satellite Networks (Holland) B.V. (Spacenet's affiliate-assignee) in full satisfaction of the Company's outstanding capital lease obligations to Spacenet of approximately $45.0 million. These shares were issued on May 21, 2001 and significantly reduced our cash obligations. In addition, during 2002 we significantly reduced our headcount, which further decreased our cash obligations.

     OPERATING ACTIVITIES. In 2002, operating activities composed of approximately $16.1 million, which was attributable to the net loss of approximately $25.9 million offset by non-cash charges of approximately $13.1 million relating to depreciation and an impairment of a note receivable from stockholders. In addition, trade receivables decreased by approximately $3.2 million, and other receivables and prepaid expenses (including long-term receivables) increased by approximately $8.7 million. This overall increase was attributable to revenue recorded from our projects in Peru. We increased our debt with Gilat by $7.2 million and reduced our accrued expenses, accounts payable and other liabilities by approximately $5.5 million. Other uses of funds were losses from our discontinued activities of approximately $1.1 million.

     INVESTING ACTIVITIES. In 2002 we spent approximately $1.0 million on investing activities, which was attributable to $1.8 million in fixed asset purchases offset by an increase in restricted cash from our various activities in Peru.

     FINANCING ACTIVITIES. In 2002, we spent approximately $12.0 million on financing activities primarily as a result of funds paid to acquire $10.0 million of our stock in a tender offer and for the repayment of approximately $3.1 million in capital lease principal. This was offset by an increase in drawing on our short term credit lines in an amount of approximately $1.0 million.

     In connection with the acquisition of StarBand Latin America, we have committed to pay a special distribution to our minority shareholders under certain circumstances. In accordance with the acquisition agreement and our certificate of incorporation, in the event that the StarBand Latin America business, as defined, does not achieve certain net income targets agreed to by the parties during each of the one year periods ended June 30, 2003 and June 30, 2004, rStar stockholders of record as of June 30, 2003 or June 30, 2004 (other than Gilat and its affiliates which agreed to waive receipt of such amounts) will be entitled to their pro rata share of a special distribution equal to either $2.5 million or $5.0 million in cash, depending upon the net income. Specifically, if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is less than or equal to $1.6 million, the special distribution shall be $5.0 million and if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is greater than $1.6 million and less than or equal to $2.5 million, the special distribution shall be $2.5 million. If the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is greater than $2.5 million, then no payment shall be due. If the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is less than or equal to $11.0 million, the special distribution shall be $5.0 million and if the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is greater than $11.0 million and less than or equal to $16.5 million, the special distribution shall be $2.5 million. If the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is greater than $16.5 million, there shall be no special distribution. In connection with the acquisition of StarBand Latin America, Gilat agreed to guarantee the payment of this special distribution.

     We have not recorded a provision regarding distribution of dividend to the minority in the year 2003 as management does not believe it is probable that we will make such distribution. Notwithstanding, the Company has provided a provision for the second distribution as of December 31, 2002 as management's current assessment is that with the current level of sales in 2003 and with the uncertainties in the markets in which rStar operates, it is probable that the special distribution will be paid in 2004. However, if rStar is successful in growing its business and increasing its net income during 2003 and 2004, the special distribution may not need to be paid in part or at all.

     In the event we have to pay such a dividend it would have a significant impact on our cash reserves. We anticipate that if we collect our receivables and if we reach our targets as we have projected then our available cash resources will be sufficient to meet our expected working capital and capital expenditure requirements for the next 12 months, however this anticipates that we do not make any significant payments to Gilat. The acquisition of StarBand Latin America, however, results in the addition of a substantial new business to the Company and new management. The financial requirements of that business may vary significantly based on a number of factors, including, the speed with which service is expanded, the impact that competitive offerings have on market prices and terms, the ability of the Company to forecast its expenses and the terms it receives from its vendors (See "Factors Affecting our Business, Operating Results and Financial Condition"). Consequently, we may seek to raise additional funds. Additionally, we may require additional capital to develop new satellite-based private networks, respond to competitive pressures, acquire complementary technologies, or respond to unanticipated developments.

     We may seek to raise additional funds through private or public sales of securities, strategic financial and business relationships, bank debt, lease financing, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage of the Company owned by existing stockholders will be reduced, stockholders may experience additional dilution, and these equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Additional financing may not be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy or enhance our networks, develop the business acquired in the StarBand Latin America acquisition, take advantage of future opportunities, or respond to competitive pressures or unanticipated developments, which could severely harm our business.

     As of December 31, 2002, our short and long term obligations were as follows:

                                                            PAYMENTS DUE BY PERIOD (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS                                  TOTAL           2003             2004-2006   2007 AND BEYOND
---------------------------------------------------------------------------------------------------------------------
Long-term debt                                             $ -            $ -                 $ -                $ -
---------------------------------------------------------------------------------------------------------------------
Convertible subordinated notes                               -              -                   -                  -
---------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                                5,382          1,809               3,573                  -
---------------------------------------------------------------------------------------------------------------------
Operating lease                                             97             84                  13                  -
---------------------------------------------------------------------------------------------------------------------
Other long-term obligations                              1,893            473               1,420                  -
---------------------------------------------------------------------------------------------------------------------
Related party obligation                                23,480         23,480                   -                  -
---------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations                     $30,852        $27,279              $5,563                $ -
---------------------------------------------------------------------------------------------------------------------

OFF  BALANCE SHEET ARRANGEMENTS

     At December 31 2002, The Company is required to provide guarantees of performance of our work to our customers (usually government entities). Such guarantees are generally provide by Gilat on our behalf. The guarantees are required by contract for our performance during the installation and operational period of long-term rural telephony projects in Latin America. The guarantees for installation typically expire soon after certain milestones are met and guarantees for operations typically expire proportionally over the contract period. Our maximum potential amount of future payments the subsidiaries could be required to make under its guarantees at December 31, 2002 is $30.8 million. We have not recorded any liability for such amounts, as we do not expect that our performance will be unacceptable.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

RISKS RELATING TO OUR BUSINESS.

WE HAVE AN UNPROVEN BUSINESS MODEL AND WE MAY NOT REALIZE ANY BENEFITS FROM THE STARBAND LATIN AMERICA ACQUISITION.

     Achieving the benefits of the StarBand Latin America acquisition will depend, in part, on our ability to integrate the StarBand Latin America business, technology, operations and personnel into our operations. The integration of StarBand Latin America will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. Among other challenges involved in this integration are (i) obtaining the regulatory approvals required to transfer certain Latin American operations from Gilat to us, (ii) ensuring that Gilat provides us with the economic benefit of such operations until such time as the regulatory approvals have been obtained; (iii) retaining key personnel and addressing any adverse changes in business focus; and (iv) maintaining the necessary cash and other resources to meet our expected working capital and capital expenditure requirements, including the cash that we may have to pay our stockholders pursuant to the special cash distribution.

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

     A stockholder must carefully consider the risks and difficulties frequently encountered by companies in an early stage of development, as well as the risks we face due to our participation in a new and rapidly evolving market. Our business strategy may not be successful and it may not successfully overcome these risks.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

     We incurred net losses of approximately $219 million from our inception through December 31, 2002, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have also had significant losses in our operation in Latin America and as of today have not achieved profitability. We expect to have continued net losses and negative cash flows for the foreseeable future. We will need to generate significant additional revenues to achieve profitability. It is possible that we will never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we may be unable to continue our operations. In the event that we do not achieve certain levels of net income for the periods ending June 2003 and June 2004, we will need to pay a special distribution in the form of a dividend to our minority shareholders. See Item 7: "Liquidity and Capital Resources"

WE EXPECT OUR QUARTERLY FINANCIAL RESULTS TO FLUCTUATE, AND OUR RECENT SHIFT TO OUR CURRENT BUSINESS LIMITS MANAGEMENT'S ABILITY TO PREDICT REVENUES AND EXPENSES PRECISELY.

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

GILAT CAN EXERCISE TOTAL CONTROL OVER US. GILAT'S MANAGEMENT IS EXPECTED TO CHANGE ON APRIL 15, 2003, AND WE CANNOT BE SURE TO WHAT EXTENT, IF AT ALL, THIS WILL AFFECT US.

     As of December 31, 2002, Gilat beneficially owned approximately 85% of our common stock. Therefore, Gilat is able to exercise total control over such matters as the election of our directors and other fundamental corporate transactions such as mergers, asset sales, transfer of operations and a sale of our company. Additionally, our Final Amended and Restated Certificate of Incorporation permits, as allowed by the Delaware General Corporation Law, Gilat to undertake certain actions without calling and holding a special meeting of stockholders and to call a special meeting of rStar stockholders at any time. Accordingly, the influence of our other stockholders will be limited, which may depress our stock price. Also, we cannot assure you that the interests of Gilat will not, from time to time, conflict with your interests as a stockholder.

     On April 15, 2003, Gilat's shareholders will vote on the election a new board of directors, the majority of which have not served in the past as directors, officers or employees of Gilat. In addition of Gilat's CEO, Yoel Gat, and President, Amiram Levinberg, have resigned their offices as of April 15, 2003. We cannot guarantee that the new officers and directors of Gilat will not implement changes in rStar's business going forward and, that if such change is implemented, it will not have a material adverse effect on our business going forward.

WE MAY SUFFER FOREIGN EXCHANGE RATE LOSSES.

     Following the StarBand Latin America acquisition, a portion of our international revenues and expenses are denominated in local currency. Therefore, a weakening of other currencies compared to the U.S. dollar could make our products less competitive in foreign markets and could negatively affect our operating results and cash flows. We do not currently engage in currency hedging activities, although in some instances we will reserve the right to engage in such activities. We have not yet, but may in the future, experience significant foreign currency transaction losses, especially to the extent that we do not engage in currency hedging.

THE SUCCESS OF OUR INTERNATIONAL OPERATIONS IS DEPENDENT ON MANY FACTORS BEYOND OUR CONTROL WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY AND ABILITY TO OFFER OUR PRODUCTS AND SERVICES IN LATIN AMERICA.

     Due to the StarBand Latin America acquisition, we have increased our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs, delays and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may confiscate our products or impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. In addition, our operations in Latin America are also subject other factors beyond our control, such as political and economic instability, including the current political instability throughout Latin America.

     Our expansion in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as an international business will depend, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business due to the StarBand Latin America acquisition.

WE HAVE LIMITED PREVIOUS EXPERIENCE IN THE LATIN AMERICAN MARKET AND OUR ABILITY TO BE SUCCESSFUL IN THAT MARKET IS UNCERTAIN.

     Through the StarBand Latin America acquisition, we have expanded our business operations into the delivery of satellite-based telephony and Internet access services in Latin America. We have limited previous experience in the Latin American market, and have limited meaningful historical financial and operational data upon which we can base projected revenues and planned operating expenses and upon which you may evaluate our prospects in Latin America. The Latin American satellite-based telephony and Internet access market is an untested market for us and the results of these operations are uncertain and unpredictable. As a company expanding its business in the satellite-based telephony and Internet access market in Latin America, we face risks relating to our ability to implement our business plan, including our ability to continue to develop and upgrade our technology, our ability to maintain and develop customer and supplier relationships, obtain key technology and the necessary governmental and regulatory approvals, consents and licenses. We may not adequately address these risks, and if we do not, we may not be able to implement our business plan as we intend. Our business model contemplates that we will generate revenues through wholesale sales to Latin American Internet Service Providers, DTH TV companies and other service providers. The revenues may not materialize if we fail to implement our strategy for attracting wholesale customers. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face in an emerging market place.

FAILURE TO MANAGE THE GROWTH OF OUR OPERATIONS COULD HARM OUR BUSINESS AND STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

     Due to the StarBand Latin America acquisition, we have recently and significantly changed our business model and strategy. We anticipate that future expansion will be required to successfully implement our business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we were unable to manage growth effectively, our business would suffer. To manage the expected growth of our operations and personnel, we will be required to: (1) improve existing and implement new operational, financial and management controls, reporting systems and procedures; (2) install new management information systems; and (3) train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

     Our employees, outsourcing arrangements, systems, procedures and controls may be inadequate to support our future operations. In particular, due to the StarBand Latin America acquisition, we expect that demands on the network infrastructure and our technical support resources will increase rapidly as our customer base grows. We may therefore experience difficulties meeting a high demand for services in the future or encounter problems in dealing with the customs of various countries in Latin America. In order to meet this demand, we will need to hire, train and retain the appropriate personnel, as well as the third-party service providers we depend on for customer service, to manage our operations. We will also need to adapt our financial and management controls, billing and information systems, reporting systems and operating systems. Our failure to manage growth and expansion effectively, or the failure by one of our service providers to adequately perform its services, could harm our ability to retain or grow our customer base which in turn would harm our business, financial condition and results of operations.

WE RELY HEAVILY ON OUR KEY PARTNERS, WHO ARE RELATED PARTIES, AND IF THEY TERMINATE THEIR STRATEGIC ALLIANCES WITH US OR IF THE ARRANGEMENTS FAIL TO MEET OUR OBJECTIVES, WE MAY EXPERIENCE SIGNIFICANT DIFFICULTY AND OUR REVENUE GROWTH MAY SUFFER.

     We rely heavily on our strategic alliance relationships with Gilat and its wholly owned subsidiary, Spacenet. Our arrangements with Gilat and Spacenet are complex and, as a result, there entail many risks, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangements to meet the parties' objective or the financial condition of Gilat and its affiliates. For example, Gilat recently consummated a restructuring plan with some of its creditors. It is unclear whether this plan will affect our relationship with Gilat. If we fail to maintain these relationships, as anticipated, or if our partners do not perform to our expectations, the performance of our networks, and our ability to generate revenues, may be harmed.

IF GILAT IS UNABLE TO PROVIDE US WITH THE LICENSES AND SERVICES WE REQUIRE, WE MAY BE UNABLE TO PROVIDE OUR SERVICES AND OUR BUSINESS WILL BE HARMED.

     We depend upon Gilat and its subsidiaries in Latin America and the United States to provide us with the services that are required to run our business and provide our services, especially due to the StarBand Latin American Acquisition. For example, we are not a licensee in the United States or in any Latin America country and do not hold any authorizations to operate satellite communication facilities. We will depend totally upon the licenses held by the subsidiaries of Gilat located in the United States and in Latin America for our products and services. If their licenses are limited or revoked, if any legal or regulatory restrictions are imposed on extending their services to us, or if the United States or any Latin American country limits the number of their earth stations or if they fail to operate the earth stations providing service to subscribers of our wholesale customers, in a satisfactory manner, our business could be seriously harmed.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE STARBAND LATIN AMERICA ACQUISITION.

     In connection with the StarBand Latin America acquisition, we issued new shares of our common stock to Gilat and certain of its subsidiaries, further diluting our results of operations on a per-share basis. This dilution could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of the issuance of additional shares. Additionally, the market price of our common stock may decline as a result of the transactions if:

     o    the integration of rStar and StarBand Latin America is unsuccessful;

     o we do not achieve the perceived benefits of the StarBand Latin America acquisition as rapidly or to the extent anticipated by financial or industry analysts or investors; or

     o the effect of the StarBand Latin America acquisition on our financial results is not consistent with the expectations of financial or industry analysts or investors.

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

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT COULD BE DILUTIVE TO OUR STOCKHOLDERS AND RESULT IN INCREASED DEBT AND ASSUMPTION OF CONTINGENT LIABILITIES.

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

         Further, a significant portion of our sales revenue is derived from our being selected as the service provider under large-scale contracts. The number of major bids for these large-scale contracts for VSAT-based networks in Latin America in any given year is limited and the competition is intense. Losing a relatively small number of bids each year could have a significant adverse effect on our business.

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


RISKS RELATING TO OUR COMMON STOCK AND CAPITAL STRUCTURE.


THE PAYMENT OF THE SPECIAL CASH DISTRIBUTION WILL BE SUBJECT TO THE FINANCIAL CONDITION OF RSTAR AND GILAT.

     We will need to have sufficient available capital or surplus available in order to pay the special cash distributions, if any are required. As part of the StarBand Latin America acquisition, Gilat has agreed that, in the event that we are unable to make the special cash distribution to its stockholders for any reason, Gilat will make a cash capital contribution to us to the extent necessary for us to make the special cash distribution. We cannot give you any assurance that at the time any special distribution is required to be made that either we or Gilat will have sufficient resources available to fund the special cash distribution. This is particularly true since Gilat has recently consummated its own restructuring plan. We do not know how this plan will impact our relationship with Gilat or its obligations under the transaction documents for the StarBand Latin America acquisition.

NASDAQ HAS DELISTED OUR COMMON STOCK FROM THE NASDAQ NATIONAL MARKET AND HAS SENT US NOTICES REGARDING THE POSSIBILITY OF DELISTING OUR COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET.

     On February 14, 2002 we received a notice from the NASDAQ Stock Market that, pursuant to Marketplace Rule 4450(a)(5), our stock could be delisted from the NASDAQ National Market because the stock failed to close above a minimum bid price of $1.00 during the preceding 30 consecutive trading days. Subsequently, we were, in fact, delisted from the NASDAQ National Market System and began trading on the NASDAQ SmallCap market. Our stock has failed to close above a minimum bid price of $1.00 for an extended period of time. On August 27, 2002, we were notified that we had until February 10, 2003, to comply with the minimum bid price requirement. On February 3, 2003 we held a Special Meeting of our shareholders and approved an amendment to the Final Amended and Restated Certificate of Incorporation to effect a reverse stock spilt of our common stock, pursuant to which ten outstanding shares would be converted into one share of common stock. The resolution authorized the Board of Directors to select to act anytime in the following twelve month period to effect the reverse stock split. Concurrent with the stockholders special meeting, NASDAQ proposed certain regulatory changes which could render the reverse stock split unnecessary. On March 3, 2003, we received a notice from the NASDAQ stating that the NASDAQ Listing Qualifications Panel had determined to continue the listing of our securities on the NASDAQ Small Cap Market, pursuant to a 90-day extension to allow for developments in the rule-making process. As such, on or before June 3, 2003, we must demonstrate a closing bid price of at least $1.00 per share. Should the NASDAQ rules change or should the June 3 deadline date remain unchanged, the Board of Directors will determine whether to implement the reverse stock split. There can, however, be no assurances that we will be in compliance with all of the other requirements for continued listing on the Small Capital National Market.

     A reverse stock split could negatively impact the value of our stock by allowing additional downward pressure on the stock price as our relative value becomes greater following the reverse split. That is to say, the stock, at our new, higher price per share has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward . Effective with the open of business on March 5, 2003, our trading symbol was again changed from RTRCE to RSTRC.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH WOULD IMPAIR THEIR LIQUIDITY.

     If the shares of our common stock are delisted from the NASDAQ SmallCap Market, their liquidity could be impaired. Though we may decide, among other alternatives, to seek trading of our common stock on the Over-the-Counter Bulletin Board, or OTC market, if our common stock is delisted, the OTC market provides substantially less liquidity than the NASDAQ SmallCap Market, and stocks traded on the OTC market generally trade with larger spreads between the bid and the ask price, which may cause the trading price of our common stock to decline.

     Also, if we decide to seek trading of our common stock on the OTC market, our common stock would be subject to rules under the Securities Exchange Act of 1934, which impose additional requirements on broker-dealers like making a special suitability determination regarding the purchaser and receiving the purchaser's written consent prior to the sale. This could negatively affect the ability of broker-dealers to sell shares of our common stock and further impair the liquidity of our common stock

IF DELISTED, OUR SHARES OF COMMON STOCK MAY BE CHARACTERIZED AS A PENNY STOCK, WHICH MAY SEVERELY HARM THEIR LIQUIDITY.

     The SEC has adopted regulations which define a penny stock to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Although we are not currently considered a penny stock, the foregoing penny stock restrictions could apply to our common stock if they are deemed to be "penny stock" and our common stock may not qualify for an exemption from the penny stock restrictions. If our common stock were subject to the rules on penny stocks, its liquidity would be severely harmed.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND HAS EXPERIENCED A SIGNIFICANT DECLINE, PARTICULARLY AND MAY CONTINUE TO BE VOLATILE AND DECLINE.

     The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology companies, particularly telecommunication and Internet-related companies, often unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation involving the company could result in substantial costs and a diversion of our management's attention and resources.

BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS, YOU MAY LOSE THE ENTIRE AMOUNT OF YOUR INVESTMENT.

     We have never declared or paid any cash dividends on our common stock. Subject to certain limited exceptions, we expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Therefore, you will not receive any funds without selling your shares. Pursuant to the StarBand Latin America acquisition, Gilat has agreed not to permit us to pay or declare any dividends or other distributions, other than the special cash distributions, for the longer of (x) one year following the closing of the StarBand Latin America acquisition or (y) the date on which our obligation to make the special cash distributions has been satisfied in full or otherwise terminated in accordance with the terms of the acquisition agreement. Further, our charter has been amended to provide that, until such time as we have satisfied our obligation to make the special cash distribution we are not permitted to declare or pay any dividend or other distributions on any of our capital stock other than our common stock and dividends payable in the form of additional shares of our capital stock. We cannot assure you that you will receive a return on your investment when you sell your shares of our common stock or that you will not lose the entire amount of your investment.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED.

     We expect to use our existing cash for general corporate purposes, developing the StarBand Latin America business, as well as working capital and other corporate expenses, including the funding of net losses from operations. We believe that our existing capital resources will be sufficient to meet our cash requirements for at least the next 12 months. However, our cash requirements are large, and depend on several factors, including operating the operations acquired due to the StarBand Latin America acquisition, cash outflows due to lease obligations, our success in generating revenues, the growth of sales and marketing efforts, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and our stockholders may experience additional dilution, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds were raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to deploy our business plan, take advantage of future opportunities or respond to competitive pressures. Given Gilat's majority ownership, all future financing decisions will be made by Gilat.

RISKS RELATED TO REGULATORY MATTERS

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

     Governmental regulations may prevent us from choosing our business partners or restrict our activities due to the StarBand Latin America acquisition. For example, a particular Latin American country may decide that high-speed data networks used to provide access to the Internet should be made available generally to Internet service providers and may require us to provide our wholesale service to any Internet service providers that request it, including entities that compete with us. Additionally, relevant zoning ordinances may restrict the installation of satellite antennas, which might also reduce market demand for our service. Governmental authorities may also increase regulation regarding the potential radiation hazard posed by transmitting earth station satellite antennas' emissions of radio frequency energy, which may negatively impact our business plan and revenues.

     Any new legislation or regulation, particularly in the United States of America or in Latin America or the application of existing laws and regulations, related to our business could impose significant restrictions, requirements or additional costs on our business, require us to change our operating methods, business strategy, or subject us to additional liabilities and cause the price of our common stock to decline. In particular, we cannot assure you that we will succeed in obtaining all requisite regulatory approvals for our operations in Latin America without the imposition of restrictions on our business, which could have the effect of imposing additional costs on us or limiting our revenues.

BECAUSE WE OPERATE IN FOREIGN COUNTRIES, WE MAY FACE LIABILITY UNDER THE U.S. FOREIGN CORRUPT PRACTICES ACT AND OTHER REGULATIONS.

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

BARRIERS TO INTERNATIONAL EXPANSION COULD LIMIT OUR FUTURE GROWTH.

     Expansion of our Latin American operations due to the StarBand Latin America acquisition will require significant management attention and financial resources. Expenses incurred in expanding international operations might never result in increased revenue. We face certain risks inherent in conducting business internationally, such as:

     o difficulties and costs of staffing and managing international operations;

     o    difficulties in recruiting and training an international staff;

     o difficulties in entering into strategic relationships with companies in international markets;

     o    language and cultural differences;

     o difficulties in collecting accounts receivable and longer collection periods; and

     o    seasonal business activity in certain parts of the world.

Any of these factors could seriously harm our international operations and, consequently, our business.

RISKS RELATED TO OUR TECHNOLOGY


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

WE ARE DEPENDENT ON LEASED SATELLITE BANDWIDTH, AND IF SUCH A BANDWIDTH IS UNAVAILABLE TO US, WE COULD BE SUBJECTED TO SIGNIFICANT RESTRICTIONS ON OUR BUSINESS.

     We lease and sublease all of our satellite transponder capacity from satellite providers and through Gilat. If we achieve the growth projected in our business plan, we will need additional satellite capacity. If we are unable to procure this capacity, we may be unable to provide service to our subscribers or the quality of service we provide may not meet their expectations. There is no assurance that these third parties will continue to provide the capacity and positioning we need on reasonable terms, or at all. If we were forced to change our satellite capacity providers, we would be forced to spend significant time and resources finding alternative providers and re-pointing antennas. If, for any reason, we are not able to obtain sufficient capacity on favorable terms, our business could be significantly jeopardized.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in high-credit money market funds. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2002 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. We are also exposed to foreign currency risk as the result of our contracts in Latin America. We attempt to mitigate such risk by entering into contracts denominated in US dollars, however this is not always possible and as such we are exposed to changing exchange rates primarily in Peru, Colombia and Brazil.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is in Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective as of October 8, 2002, we dismissed Grant Thornton LLP ("Grant Thornton") as our independent accountant. Effective as of October 8, 2002, we engaged Kost Forer & Gabbay,-a member practice of Ernst & Young Global as our independent accountant. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company.

     Neither Grant Thornton's report on the Company's financial statements for the year ended December 31, 2000, nor its report for the year ended December 31, 2001, contained an adverse opinion or a disclaimer of opinion, and neither report was qualified nor modified as to audit scope, accounting principles or uncertainty.

     During the years ended December 31, 2000 and December 31, 2001 and the subsequent interim periods preceding the Company's dismissal of Grant Thornton, there were no disagreements with Grant Thornton or any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with the Form 8-K filed in connection with this change on October 16, 2002.

     None of the reportable events described under Item 304(a)(10)(v) of Regulation S-K occurred within the two most recent fiscal years of the Company ended December 31, 2001 and the subsequent interim period to the date hereof.

     During the two most recent fiscal years of the Company ended December 31, 2001 and the subsequent interim period to the date hereof, we did not consult with Kost Forer & Gabbay-a member practice of Ernst & Young Global regarding any of the matters or events set form in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information as of March 28, 2003 regarding our current directors. There is no family relationship among any of the Directors or executive officers of rStar.


      NAME                  AGE                    PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
Samer Salameh               38      Chairman of the Board of Directors.  See Part I, "Executive Officers"

Yoel Gat                    51      Yoel Gat has been a Director of rStar since August, 2002. Mr. Gat is also a co-founder of
                                    Gilat and has been its Chief Executive Officer and a Director since Gilat's inception in
                                    1987 and, since July, 1995, has served as its Chairman of the Board of Directors. From
                                    1974 to 1987, Mr. Gat served in the Israel Defense Forces. In his last position in service, Mr. Gat was a senior electronics engineer in the Israel Ministry of Defense. Mr.
                                    Gat is a two-time winner of the Israel Defense Award (1979 and 1988), Israel's most prestigious research and development award. Mr. Gat also served as the Chairman of the
                                    MOST Consortium and is a director of StarBand Communications and KSAT Satellite Networks
                                    Inc. Mr. Gat received a Bachelor of Science degree in electrical engineering and electronics from the Technion-- Israel Institute of Technology and a master's degree in management science from the Recanati Graduate School of Business Administration of Tel
                                    Aviv University, where he concentrated on Information Systems.

Ami Samuels                 43      Mr. Samuels has been a director of rStar since May, 2001 and was a member of rStar's audit committee from June, 2001 until September, 2002. Currently, he serves as the Chairman of
                                    rStar's compensation committee.  Since May, 2002, Mr. Samuels has served as the Senior
                                    Vice President Corporate Development and Chief Financial Officer of Satlynx, a joint venture of SES Global and Gilat.  Prior to that, he served as the Vice President,
                                    Broadband Networks of Gilat, a position he held since 1998. Prior to joining Gilat, Mr.
                                    Samuels was an investment banker for Lehman Brothers from 1989 to 1998 and worked in both their New York and Tel Aviv offices, focusing on investment banking transactions for high technology companies.

Santiago Cantu Garza        62      Mr. Cantu has been a director of rStar since September 2002 and serves on rStar's audit
                                    Committee. Mr. Cantu worked with the Grupo Televisa since 1994 until 2001 serving in the following positions: CFO and Managing Director, Business Evaluation Director of Grupo
                                    Innova and Director of Sales, Finance and Administration of Cablevision. Mr. Cantu is a
                                    CPA from Unviversidad del Valle de Mexico and is a C.P.A in Mexico.

Oded Maimon                 51      Prof. Maimon has been a director of rStar since September, 2002. Currently he serves on
                                    rStar's compensation and audit committees. Mr. Maimon is a Professor and Chairman of the
                                    Faculty of Engineering, Department of Industrial Engineering in the Tel-Aviv University,
                                    Israel and has held this position since 1991. Prior to that he has been with MIT and DEC.
                                    Mr. Maimon also currently serves on the board of directors of MedDak Ltd.  Mr. Maimon received a Bachelor of Science degree in Industrial Engineering and Management, and in
                                    Mechanical Engineering (Naval Architecture), and Masters of Science degree in Operations
                                    Research, all from the Technion - Israel Institute of Technology. Mr. Maimon also received a degree in Industrial Engineering (Robotics) from Purdue University.

Sasson Darwish                38    Mr. Darwish has been a director of rStar since May, 2001. Mr. Darwish serves as chairman of rStar's audit committee. Mr. Darwish is currently the CEO and President of DS Advisory
                                    Group, Inc., a strategic advisory services company.  Until 2003, Mr. Darwish served as
                                    President of Emblaze Systems, Inc., a subsidiary of Emblaze Systems Ltd. (LSE "BLZ"), a publicly traded Israeli company on the London Stock Exchange. Emblaze is a leading provider of mobile multimedia infrastructure solutions for wireless carriers. As President of Emblaze, Mr. Darwish was responsible for all U.S. operations, including sales, business development, marketing and finance. Prior to joining Emblaze, Mr. Darwish worked as an investment banker al Lehman Brothers' Global Technology Group from 1994 to 2000, covering telecommunications equipment, software and Internet infrastructure industries. Mr. Darwish served for six years in the Israeli Defense Force in various positions in its Central
                                    Computer Center Unit completing his service in the rank of Captain. Mr. Darwish earned his
                                    B.A. in Economics and Management at Tel Aviv University and his MBA at Yale School of
                                    Management.

Tulio Mejias                53      Mr. Mejias has been a director of rStar since September 2002 and serves on rStar's compensation committee. Mr. Mejias also currently serves as president of Redescomm C.A.,
                                    Corporacion CDT Red, C.A., Corporacion Tecnova C.A. and Invertel, C.A. -
                                    Telecomunicaciones, companies that all specialize in innovative telecommunications services.  From 1990 until 1998 Mr. Mejias served as Executive Vice President of C.A.
                                    Nacional Telefonos de Venezuela (CANTV). He also serves as member of the Board of
                                    Directors of Fedecamaras.  Mr. Mejias received a degree of Electrical Engineering from the
                                    Unviversidad Central de Venezuela, Caracas, a diploma of post graduate studies in telecommunications from Instituto Politecnico di Torino, Italy,  a masters degree in
                                    Business Administration from Instituto de Estudios Superiores de Administracion (IESA),
                                    Caracas and participated in the Ph.D. Program in the Brighton Business School of Sussex,
                                    England.

COMPENSATION OF DIRECTORS

     In the fiscal year 2002, each Director who was not an employee of rStar or any of its subsidiaries ("non-employee director") received fees for his service as a Director. Each non-employee director received an annual retainer of $10,000, plus $1,000 for each Board meeting they attend. Directors who serve as a chair for the Compensation or Audit Committees each receive an additional fee of $750 for each committee meeting they chair. All other non-employee directors receive a fee of $500 for each committee meeting they attend. Directors are also reimbursed for out of pocket expenses in attending Board meetings.

     Our 1998 Stock Plan, as amended in July, 2000, provides that options will be granted to non-employee directors pursuant to an automatic non-discretionary grant formula. Each non-employee director will be granted an option to purchase 20,000 shares of Common Stock on the date of each Annual Meeting of the Stockholders of rStar. Each option will be granted at the fair market value of the Common Stock on the date of grant. Options granted to non-employee directors under the 1998 Stock Plan will be fully vested and exercisable on the date of grant. The options to be granted under the 1998 Stock Plan will be nonqualified stock options. Nonqualified stock options are stock options which do not constitute "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. Currently, all Directors other than Mr. Gat, Salameh and Samuels are eligible to participate in the 1998 Stock Plan as non-employee directors.

BOARD MEETINGS AND COMMITTEES

     The Board of Directors held a total of 6 meetings (including regularly scheduled and special meetings) during the fiscal year 2002. During the last fiscal year, no incumbent director while a member of the Board of Directors attended fewer than 75% of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees on which such director served.

     Our Board of Directors has 3 standing committees: an Audit Committee, an Executive Committee and a Compensation Committee. The Audit Committee, which currently consists of Messrs. Darwish (Chairman), Cantu and Maimon is responsible for, among other things, (1) recommending engagement of our independent auditors, (2) approving the services performed by such auditors, (3) consulting with such auditors and reviewing with them the results of their examination, (4) reviewing and approving any material accounting policy changes affecting our operating results, (5) reviewing our control procedures and personnel, and (6) reviewing and evaluating our accounting principles and our system of internal accounting controls. The Audit Committee held 5 meetings during the fiscal year 2002.

     The Compensation Committee, which currently consists of Messrs. Samuels (Chairman), Mejias and Maimon, is responsible for (1) reviewing and approving the compensation and benefits for our officers and other employees, (2) administering our stock purchase and stock option plans, and (3) making recommendations to the Board of Directors regarding such matters. The Compensation Committee did not conduct any formal meetings during fiscal year 2002. None of the current members is an officer or employee of rStar or its subsidiaries.

     The Executive Committee was established in September 2002. Messrs. Darwish, Mejias and Gat are members of this committee. The Executive Committee is a sub-committee of the Board of Directors. This committee has not had any formal meetings since its establishment.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act ("Section 16(a)") requires our executive officers and our directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc. Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all such forms that they file.

     Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5 was required for such persons, we believe that during fiscal 2002 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

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

                                                                     SALARY                           LONG-TERM
                                                     FISCAL          ANNUAL                         COMPENSATION
              NAME AND PRINCIPAL POSITION             YEAR        COMPENSATION      BONUS              AWARDS
              ---------------------------             ----        ------------                         ------
      Samer Salameh Chairman and CEO (1)......        2002            $250,000     $150,000                    -
      Gigi Oron interim CEO (2)...............        2002             200,000            -                    -
      Lance Mortensen(3)......................        2002           1,273,990            -                    -
           Chairman, CEO and President                2001             275,000      103,125                    -
                                                      2000             261,692            0                    -
      Lior Kadosh, Interim CFO (4)                    2002              90,000       35,000                    -
      Robert Edwards(5).......................        2002             312,627            -                    -
           SVP, Administration and CFO                2001             210,101       57,050               50,000
                                                      2000             154,000            0              250,000
      Jay Scott(6)............................        2002             306,351            -                    -
           Chief Operating Officer                    2001             208,541       89,250              400,000
                                                      2000             131,000            -                    -

----------

     (1)  Mr. Salameh joined us in November 2002 in his current position.

     (2)  Mr. Oron served as interim CEO from August 2002 till November 2002.

     (3) Mr. Mortensen served as our Chief Executive Officer from June, 1997 to September, 1999. He was renamed Chief Executive Officer in October, 2000 and served in that position until August 4, 2002. Includes severance payment made in August 2002.

     (4)  Ms. Kadosh serves as interim CFO from November 4, 2002 to the present.

     (5) Mr. Robert Edwards joined us in March, 2000 and served until August 4, 2002. Includes severance payment made in August 2002.

     (6) Mr. Scott joined us in March, 2000 and served in this position from January, 2001 through August 2002. Includes severance payments made August 2002

OPTION GRANTS IN LAST FISCAL YEAR

     At the closing of the StarBand Latin America transaction, rStar committed to exchange 0.686 options for each outstanding option in StarBand. At closing there were 2,834,235 outstanding options in StarBand, which based on the conversion ration would equal 1,921,206 options of rStar. All of the options are 10-year options and have an exercise price of $0.15 per share. Of the converted options issued by StarBand, 1,169,850 vested immediately upon issuance with the remainder vesting over a 4-year period.

     Mr. Sasson Darwish, one of our directors, was granted 20,000 shares at the Annual Meeting held in April 2002 at an exercise price of $0.40 per share under our 1998 Stock Plan. See the information below under the heading "Compensation of Directors:..Except for those options, no other option grants were made during fiscal year 2002.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth, as to the Named Officers, certain information concerning stock options exercised during fiscal 2002 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2002. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of December 31, 2002.


                                                        EXERCISABLE         UNEXERCISABLE       EXERCISABLE          UNEXERCISABLE
                                                     -----------------    ------------------ -----------------    ------------------
                           SHARES                               NUMBER OF SECURITIES                        VALUE OF UNEXERCISED
                         ACQUIRED ON      VALUE                UNDERLYING UNEXERCISED                       IN-THE-MONEY OPTIONS
      NAME                EXERCISE       REALIZED            OPTIONS AT FISCAL YEAR END                   AT FISCAL YEAR END ($)(1)
----------------      ---------------   -----------  --------------------------------------- ---------------------------------------
Samer Salameh                -               -                -                     -                     -                 -
Lance Mortensen              -               -                -                     -                     -                  -
Lior Kadosh                  -               -              10,719                6,431                  965                579
Gigi Oron                    -               -             240,100                  -                 21,609                 -
Robert Edwards               -               -                -                     -                      -                 -
Jay Scott                    -               -                -                     -                      -                 -

(1) Market value of underlying securities based on the closing price of Company's Common Stock on December 31, 2002 (the last trading day of fiscal year 2002) on the NASDAQ SmallCap Market of $0.24 minus the exercise price.

COMPENSATION OF DIRECTORS

     In the fiscal year 2002, each Director who was not an employee of rStar or any of its subsidiaries ("non-employee director") received fees for his service as a Director. Each non-employee director received an annual retainer of $10,000, plus $1,000 for each Board meeting they attend. Directors who serve as a chair for the Compensation or Audit Committees each receive an additional fee of $750 for each committee meeting they chair. All other non-employee directors receive a fee of $500 for each committee meeting they attend. Directors are also reimbursed for out of pocket expenses in attending Board meetings.

     Our 1998 Stock Plan, as amended in July, 2000, provides that options will be granted to non-employee directors pursuant to an automatic non-discretionary grant formula. Each non-employee director will be granted an option to purchase 20,000 shares of Common Stock on the date of each Annual Meeting of the Stockholders of rStar. Each option will be granted at the fair market value of the Common Stock on the date of grant. Options granted to non-employee directors under the 1998 Stock Plan will be fully vested and exercisable on the date of grant. The options to be granted under the 1998 Stock Plan will be nonqualified stock options. Nonqualified stock options are stock options which do not constitute "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. Currently, all Directors other than Mr. Gat, Salameh and Samuels are eligible to participate in the 1998 Stock Plan as non-employee directors.

CHIEF EXECUTIVE OFFICER COMPENSATION

     Mr. Samer Salameh's annual base salary for fiscal year 2002 was $250,000. Mr. Salameh's employment agreement is for two years, ending November 4, 2004. Mr. Salameh received a signing bonus of $150,000, and commencing on January, 2004, shall be entitled to a bonus equal to 50% of his base salary, based upon meeting agreed performance goals during 2003 to be agreed upon with the compensation committee of the board. Additionally, Mr. Salameh will be reimbursed up to $25,000 for his relocation expenses.

     Mr. Mortensen resumed service as our Chief Executive Officer in October, 2000. In determining the compensation of our Chief Executive Officer for the fiscal year ended December 31, 2002, we used an industry survey of compensation paid to chief executive officers of comparable companies, with a focus on those companies located in the San Francisco Bay Area, as well as our corporate individual objectives for the fiscal year. Mr. Mortensen's annual base compensation for fiscal year 2002 was $275,000. Mr. Mortensen received $ 0 as an employee bonus for the fiscal year ended December 31, 2002. Mr. Mortensen received a severance payment in the amount of $1.1 million for Fiscal year ended 2002.

     Mr. Mortensen did not receive a stock option grant or stock award for fiscal year 2001.

OTHER EXECUTIVE COMPENSATION

     We provide certain compensation programs to executives that are also available to all rStar employees, including pre-tax savings plans and medical/dental/vision benefits. There are no pension programs. We do not provide executive perquisites such as club memberships.

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

Ami Samuels, Chairman
Tulio Mejias
Oded Maimon

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is comprised solely of outside Directors. The Compensation Committee of the Board of Directors consists of Mr. Samuels, as Chairman, Messrs. Mejias and Maimon. None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth information regarding the approximate beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of shares of common stock, as of March 31, 2003, our directors and officers of the Company, the directors and executive officers of the Company as a group, and each holder of our common stock known by us to beneficially own five percent (5%) or more of the issued and outstanding shares of common stock.

     In connection with the preparation of the following table and the calculation of beneficial ownership, we have relied upon information furnished by each director, executive officer, and 5% or more stockholder of rStar included in the following table, with respect to the beneficial ownership of such director, executive officer, and 5% or more stockholder of rStar. Unless otherwise indicated, the mailing address for each director, executive officer, or stockholder of rStar included in the following table is rStar Corporation, 1560 Sawgrass Corporate Parkway, Suite 200, Sunrise, Florida 33323.

NAME AND ADDRESS OF BENEFICIAL OWNERS(1)(2)                     SHARES        PERCENTAGE
                                                             BENEFICIALLY   BENEFICIALLY
                                                               OWNED(1)         OWNED
Gilat Satellite Networks, Ltd. (3)                            88,707,564         85%
1651 Old Meadow Road
McLean, Virginia 22102
Yoel Gat (4)                                                      71,124           *
Amiel Samuels (5)                                                 39,118           *
Sasson Darwish (6)                                                20,000           *
Samer Salameh (7)                                                      -           *
Tulio Mejias                                                           -           *
Santiago Garza                                                         -           *
Oded Maimon                                                            -           *
Lior Kadosh (8)                                                   11,791           *
All directors and executive officers as a group (8 persons)      142,033           *

*    Less than 1%

(1) The number of shares owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days of January 10, 2003, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2) Unless otherwise indicated, the address of each of the individuals or entities named above is: c/o rStar Corporation, 1560 Sawgrass Corporate Parkway, Suite 200, Sunrise, Florida 33323.

(3) Based on Schedule TO, and amendments, thereto filed with the SEC on February 19, 2002, Gilat Satellite Networks, Ltd. ("Gilat") held shared voting as to all of such shares. Gilat indicates that it had no sole voting, sole dispositive, or shared dispositive power over any of these shares.

(4) Mr. Gat's address is c/o Gilat Satellite Networks, Ltd., 21 Yegia Kapayim Street, Kiryat Arye, Petah Tikva 49130, Israel.

(5) Includes shares of common stock that are controlled by Mr. Samuel's spouse. Mr. Samuels disclaims beneficial ownership of these shares. Mr. Samuel's address is Chateau de Belzdorf, Building B, L6815 Luxembourg.

(6) Includes options to purchase 20,000 shares of our common stock exercisable within 60 days of March 17, 2003. Mr. Darwish's address is 75 East End Avenue, New York, New York.

(7) Mr. Salameh is Chairman of the Board and Chief Executive Officer.

(8) Includes options to purchase 11,791 shares of our common stock exercisable within 60 days of March 17, 2003. Ms. Kadosh is our Interim Chief Financial Officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK TRANSACTIONS

     Since January 2002, we have not granted options to our executive officers other than the conversion of the StarBand Latin America options as discussed in
Item 11.

OTHER TRANSACTIONS

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

     On August 2, 2002, we closed the StarBand Latin America acquisition and issued 43,103,448 shares of our common stock to Gilat-To-Home Latin America (Holland) N.V., an affiliate of Gilat in exchange for StarBand Latin America, and its subsidiaries. As part of this acquisition we entered into a Master Services and Supply Agreement with Gilat and some of its subsidiaries pursuant to which we received specified services and products from Gilat necessary to conduct our business in Latin America. (See "Item 1: Master Services and Supply Agreement".)


ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information to be required to be disclosed by us in reports that we file or submit under the Exchange Act.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report on Form 10-K:

1. Financial Statements. The following consolidated financial statements, and related notes thereto, and the Reports of Independent Auditors are included in Part IV of this Report on the pages indicated by the Index to Financial Statements as presented on page F-1 of this Report.


     Report of Kost Forer & Gabbay-a member practice of Ernst & Young Global, Independent Auditors

     Report of Grant Thornton LLP, Independent Auditors

     Report of KPMG, Independent Auditors

     Consolidated Balance Sheets-December 31, 2002 and 2001

     Consolidated Statements of Operations-Fiscal Years Ended December 31, 2002, 2001, and 2000

     Consolidated Statement of Stockholders' Equity (Deficit)-Fiscal Years Ended December 31, 2002, 2001, and 2000

     Consolidated Statements of Cash Flows-Fiscal Years Ended December 31, 2002, 2001, and 2000

     Notes to Consolidated Financial Statements

2.   Financial Statement Schedules.

     Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the Consolidated Financial Statements or notes thereto.

3.   List of Exhibits

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

             3.2      Bylaws (Amended and Restated as of January 4, 2001).
                      (5)

             4.1      Specimen Stock Certificate of Registrant. (5)

            10.5 Employment Agreement by and between Samer Salameh and rStar Corporation dated November 11, 2002.

            21.1     Subsidiaries of the Registrant.

            23.1 Consent of Kost, Forer & Gabbay a member of Ernst & Young Global, Independent Auditors.


            23.2 Consent of Grant Thornton LLP, Independent Certified Public Accountants.

            23.3     Consent of KPMG, Independent Certified Public
                     Accountants.

            24.1 Power of Attorney (which is included as part of the signature page of this 10-K).

            99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 1002

            99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 1002.

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

         (4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 17, 2002.

         (5) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on April 17, 2001.

         (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 21, 2000.


4.   Reports on Form 8-K.

          a. We filed a Current Report on Form 8-K dated February 5, 2003 announcing that our stockholders had approved a 10-for-1 reverse stock split to be implemented at the approval of the board.

          b. We filed a Current Report on Form 8-K dated January 14, 2003 announcing that our board had authorized us to seek shareholders' approval for a 10-for-1 reverse stock split of our common stock.

          c. We filed a Current Report on Form 8-K dated November 29, 2002 announcing that we received a notice from the Nasdaq on November 21, 2002 regarding deficiencies in the Company's compliance with certain of the Nasdaq's continued listing requirements and that such deficiencies could result in the immediate delisting of the Company's common stock from the Nasdaq SmallCap Market. We also announced that on December 2, 2002 Samer Salameh joined the Company as its Chief Executive Officer and Chairman of the Board of Directors.

          d. We filed a Report on Form 8-K/A dated August 2, 2002 amending our earlier Current Report on Form 8-K of the same date, by adding
               Item 7(a), financial statements of business acquired and Item 7(b), pro forma financial information.

          e. We filed a Current Report on Form 8-K dated October 8, 2002 announcing that, effective as of that date, we had dismissed Grant Thornton LLP as our independent accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on this 11 day of April, 2003.

                                RSTAR CORPORATION

                                                               /s/ Samer Salemeh
                                     By:   President and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint Samer Salameh, as such person's attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on April __, 2003 on behalf of the Registrant and in the capacities indicated:

         SIGNATURES                                       TITLE                          DATE
     ------------------                ----------------------------------------   ----------------
     /s/ Samer Salemeh                  Chief Executive Officer                    April 11, 2003

     /s/ Lior Kadosh                    Interim Chief Financial Officer            April 11, 2003
                                        (principal financial and accounting
                                        officer)

     /s/ Yoel Gat                       Director                                   April 11, 2003


     /s/Amiel Samuels                   Director                                   April 11, 2003


     /s/ Sasson Darwish                 Director                                   April 11, 2003


     /s/ Santiago Cantu                 Director                                   April 11, 2003


     /s/ Oded Maimon                    Director                                   April 11, 2003


     /s/ Tulio Mejias                   Director                                   April 11, 2003

                                 CERTIFICATIONS


I, certify that:

1.   I have reviewed this annual report on Form 10-K of December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Samer Salameh                     Date       April  11, 2003
----------------------------------
Samer Salameh,
Chief Executive Officer

--------------------------------------------------------------------------------

I, certify that:

1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2003;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lior Kadosh                       Date       April 11, 2003
----------------------------------
Lior Kadosh,
Interim Chief Financial Officer

--------------------------------------------------------------------------------

                     RSTAR CORPORATION AND ITS SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2002


                                 IN U.S. DOLLARS




                                      INDEX




                                                                  PAGE
                                                           ------------------

 REPORTS OF INDEPENDENT AUDITORS                                 2 - 4

 CONSOLIDATED BALANCE SHEETS                                     5 - 6

 CONSOLIDATED STATEMENTS OF OPERATIONS                             7

 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   8 - 10

 CONSOLIDATED STATEMENTS OF CASH FLOWS                          11 - 13

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     14 - 43



                               - - - - - - - - - -

[LOGO] ERNST & YOUNG

                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                                RSTAR CORPORATION


     We have audited the accompanying consolidated balance sheet of rStar Corporation ("the Company") and its subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audit.

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

     In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2002, and the consolidated results of their operations and cash flows, for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     We also have audited, as to combination only, the accompanying consolidated balance sheet of rStar Corporation as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001. As described in Note 1 to the financial statements, these statements have been combined from the consolidated statements of rStar Corporation and its subsidiaries and StarBand Latin America and its subsidiaries which statements are not presented separately herein. The reports of the other auditors who have audited these statements appear elsewhere herein. In our opinion, the accompanying consolidated financial statements for 2001 have been properly combined on the basis described in Note 1.

                                                          Yours Truly,

Tel-Aviv, Israel                                      KOST FORER & GABBAY
  March 24, 2003                                A Member of Ernst & Young Global

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
StarBand Latin America (Holland) B.V.

We have audited the consolidated balance sheets of StarBand Latin America (Holland) B.V. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001 (not separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StarBand Latin America (Holland) B.V. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Yours Truly,

KPMG Accountants, N.V.

Amstelveen, the Netherlands


APRIL 11, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
RSTAR CORPORATION


     WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEET OF RSTAR CORPORATION AS OF DECEMBER 31, 2001 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY AND CASH FLOWS FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

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

     IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE CONSOLIDATED FINANCIAL POSITION OF RSTAR CORPORATION AS OF DECEMBER 31, 2001, AND THE RESULTS OF ITS CONSOLIDATED OPERATIONS AND ITS CONSOLIDATED CASH FLOWS FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001 IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

     WE PREVIOUSLY AUDITED AND REPORTED ON THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001 AND CONSOLIDATED STATEMENTS OF OPERATIONS, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY, AND CASH FLOWS OF RSTAR CORPORATION FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001, PRIOR TO THE RESTATEMENT FOR THE 2002 COMBINATION BETWEEN ENTITIES UNDER COMMON CONTROL. SEPARATE FINANCIAL STATEMENTS OF THE OTHER COMPANIES INCLUDED IN THE RESTATED 2001 CONSOLIDATED BALANCE SHEET AND RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS, CHANGES IN SHAREHOLDERS' EQUITY, AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 WERE AUDITED AND REPORTED ON SEPARATELY BY OTHER AUDITORS. WE HAVE NOT APPLIED AUDIT, REVIEW OR ANY PROCEDURES TO THE COMBINATION BETWEEN ENTITIES UNDER COMMON CONTROL OF THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS FOR THE RESTATEMENT. THEREFORE, WE DO NOT EXPRESS ANY OPINION ON SUCH COMBINATION AS DESCRIBED IN NOTE 1B OF THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


Yours Truly,

GRANT THORNTON LLP
SAN FRANCISCO, CALIFORNIA


                                                                                    RSTAR CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                                   DECEMBER 31,
                                                                                       ------------------------------------
                                                                                             2001                2002
                                                                                       ----------------    ----------------
     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $37,334              $8,163
   Short-term restricted cash                                                                    1,885               1,416
   Trade receivables, (net of allowance for doubtful accounts 2001 -
     $ 500; 2002 - $952)                                                                        21,682              15,542
   Income tax receivables                                                                        2,390               3,345
   Inventories                                                                                   9,743               8,842
   Other accounts receivable and prepaid expenses                                                3,063               2,876
                                                                                       ----------------    ----------------

 TOTAL current assets                                                                           76,097              40,184
                                                                                       ----------------    ----------------

 LONG-TERM RESTRICTED CASH                                                                       4,021               3,659
                                                                                       ----------------    ----------------

 LONG-TERM TRADE RECEIVABLES                                                                       141               9,028
                                                                                       ----------------    ----------------

 PROPERTY AND EQUIPMENT, NET                                                                    21,931              15,673
                                                                                       ----------------    ----------------

 OTHER ASSETS, NET                                                                               1,081                 514
                                                                                       ----------------    ----------------

 ASSETS OF DISCONTINUED OPERATIONS                                                                 322              -
                                                                                       ----------------    ----------------

 TOTAL assets                                                                                 $103,593             $69,058
                                                                                       ================    ================

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                    RSTAR CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                                   DECEMBER 31,
                                                                                       -------------------------------------
                                                                                             2001                 2002
                                                                                       ----------------     ----------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Short-term bank credit                                                                $      1,278         $      2,315
   Current portion of capital lease obligations                                                 4,679                1,809
   Trade payables                                                                               7,449                7,988
   Deferred revenues                                                                            1,254                1,823
   Due to related parties                                                                      35,741               23,480
   Accrued expenses                                                                             7,340                5,149
   Other account payables                                                                         411                  290
                                                                                       ----------------     ----------------

 TOTAL current liabilities                                                                     58,152               42,854
                                                                                       ----------------     ----------------

 LONG-TERM LIABILITIES:
   Long-term capital lease obligations                                                          3,236                3,415
   Long-term deferred revenue                                                                   2,489                1,614
   Accrued distribution to minority stockholders                                                    -                5,000
   Other long-term liabilities                                                                  3,305                1,893
                                                                                       ----------------     ----------------

 TOTAL long-term liabilities                                                                    9,030                11,922
                                                                                       ----------------     ----------------

 COMMITMENTS AND CONTINGENCIES                                                                      -                     -

 STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $ 0.01 par value; Authorized shares - 5,000,000, issued and outstanding shares- none as of December 31, 2001 and December
     31, 2002
   Common stock, $ 0.01 par value; Authorized shares - 200,000,000 Issued shares- 106,906,011 and 104,529,864 at December 31, 2001 and 2002,
     respectively, Outstanding shares- 106,906,011 and 102,003,548 at December
     31, 2001 and
     2002, respectively                                                                         1,069                 1,045
   Additional paid-in capital                                                                 235,701               248,227
   Deferred stock compensation                                                                   (140)                    -
   Notes receivable from stockholders                                                          (6,500)                 (312)
   Treasury stock, at cost (Common stock - 2,526,315 shares as of
     December 31, 2002)                                                                             -                (9,979)
   Accumulated other comprehensive loss                                                          (126)                 (198)
   Accumulated deficit                                                                       (193,593)             (224,501)
                                                                                       ----------------     ----------------

   Total stockholders equity                                                                   36,411               14,282
                                                                                       ----------------     ----------------

 TOTAL liabilities and stockholders' equity                                              $    103,593         $     69,058
                                                                                       ================     ================


The accompanying notes are an integral part of the consolidated financial statements.

                                                                                    RSTAR CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                                      YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------------
                                                                              2000              2001              2002
                                                                         --------------    --------------    --------------
 Revenues:
   Products                                                                $         -       $    47,623       $    16,972
   Services                                                                          -             7,420             8,864
                                                                         --------------    --------------    --------------

 Total revenues                                                                      -            55,043            25,836
                                                                         --------------    --------------    --------------

 Cost of revenues:
   Products                                                                          -            41,950            11,000
   Services                                                                          -            10,687            16,228
   Write-off of inventories                                                          -               280               972
                                                                         --------------    --------------    --------------

 Total cost of revenues                                                              -            52,917            28,200
                                                                         --------------    --------------    --------------


 Gross profit (loss)                                                                 -             2,126            (2,364)
                                                                         --------------    --------------    --------------
 Selling, marketing, general and administrative                                  5,154            11,795            14,556
 Impairment of notes receivable from stockholders                                    -                 -             6,188
                                                                         --------------    --------------    --------------

 Total operating expenses                                                        5,154            11,795            20,744
                                                                         --------------    --------------    --------------

 Operating loss                                                                 (5,154)           (9,669)          (23,108)
 Financial expenses, net                                                          (188)           (2,704)             (743)
 Other expenses                                                                    160            (1,364)             (406)
                                                                         --------------    --------------    --------------
 Loss from continuing operations before taxes on income                         (5,182)          (13,737)          (24,257)
 Taxes on income benefit                                                             -               937               286
                                                                         --------------    --------------    --------------
 Loss from continuing operations                                                (5,182)          (12,800)          (23,971)
 Loss from discontinued operations (including loss on disposal of
   2000-$42,940; 2001-$6,140; 2002-$0).                                       (105,773)          (18,315)           (1,937)
                                                                         --------------    --------------    --------------

 Net loss                                                                  $  (110,955)      $   (31,115)      $   (25,908)
                                                                         ==============    ==============    ==============

 Dividend on Series A preferred stock                                      $      (213)                -                 -
                                                                         ==============    ==============    ==============

 Net loss attributable to shareholders of Common stock                     $  (111,168)      $   (31,115)      $   (25,908)
                                                                         ==============    ==============    ==============


   Basic and diluted net loss per share from continuing operations         $     (0.12)      $     (0.13)      $     (0.23)
                                                                         ==============    ==============    ==============

   Basic and diluted net loss per share from discontinued operations       $     (2.44)      $     (0.18)      $     (0.02)
                                                                         ==============    ==============    ==============

                                                                         ==============    ==============    ==============
   Basic and diluted net loss per share                                    $     (2.54)      $     (0.31)      $     (0.25)
                                                                         ==============    ==============    ==============

 Weighted average number of stock used in computing basic and diluted
   net loss per share (in thousands)                                            43,348            99,171           105,978
                                                                         ==============    ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements


                                                                                              RSTAR CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE PER DATA)


                                                                                           NOTES                       ACCUMULATED
                                   NUMBER OF               ADDITIONAL      DEFERRED     RECEIVABLES                       OTHER
                                    COMMON      COMMON       PAID-IN        STOCK          FROM         TREASURY      COMPREHENSIVE
                                     STOCK       STOCK       CAPITAL     COMPENSATION   STOCKHOLDERS      STOCK           LOSS
                                 ------------- ---------- ------------- -------------- ------------- --------------- ---------------

 Balance as of December 31, 1999  43,803,781    $  438      $ 183,327      $(11,642)     $ (6,500)      $    -         $    -
 Issuance of Common stock upon
   exercise of Common stock
   options                           425,541         4            412             -             -            -              -
 Issuance of Common stock in
   connection with Employee
   Stock Purchase Plan                78,429         1            185             -             -            -              -
 Amortization of deferred stock
   compensation for stock
   options and warrant                     -         -              -         5,239             -            -              -
 Cancellation of stock options             -         -         (5,738)        5,738             -            -              -
 Issuance of Common stock in
   connection with
   LearningGate.com acquisition      999,958        10          2,740             -             -            -              -
 Repurchase of Common stock       (1,350,000)      (13)          (148)            -             -            -              -
 Dividends on Series A preferred
   Shares of a subsidiary                  -         -              -             -             -            -              -
 Net loss                                  -         -              -             -             -            -              -
                                 ------------- ---------- ------------- -------------- ------------- --------------- ---------------

 Balance as of December 31,
   2000                           43,957,709    $  440      $ 180,778      $   (665)     $ (6,500)      $    -         $    -
                                 ============= ========== ============= ============== ============= =============== ===============

                                                       TOTAL
                                   ACCUMULATED     STOCKHOLDERS'
                                     DEFICIT          EQUITY
                                  --------------  --------------

 Balance as of December 31, 1999   $   (51,310)       $114,313
 Issuance of Common stock upon
   exercise of Common stock
   options                                   -             416
 Issuance of Common stock in
   connection with Employee
   Stock Purchase Plan                       -             186
 Amortization of deferred stock
   compensation for stock
   options and warrant                       -           5,239
 Cancellation of stock options               -               -
 Issuance of Common stock in
   connection with
   LearningGate.com acquisition              -           2,750
 Repurchase of Common stock                  -            (161)
 Dividends on Series A preferred
   Shares of a subsidiary                 (213)           (213)
 Net loss                             (110,955)       (110,955)
                                  --------------  --------------

 Balance as of December 31,
   2000                            $  (162,478)    $    11,575
                                  ==============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                              RSTAR CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE PER DATA)


                                                                                            NOTES                       ACCUMULATED
                                    NUMBER OF               ADDITIONAL      DEFERRED     RECEIVABLES                       OTHER
                                     COMMON      COMMON       PAID-IN        STOCK          FROM         TREASURY      COMPREHENSIVE
                                      STOCK       STOCK       CAPITAL     COMPENSATION   STOCKHOLDERS      STOCK           LOSS
                                  ------------- ---------- ------------- -------------- ------------- --------------- --------------
 Balance as of December 31, 2000    43,957,709   $    440    $ 180,778     $    (665)     $   (6,500)   $        -         $    -
 Issuance of Common stock upon
   exercise of Common stock
   options                              54,823          -           11             -               -             -              -
 Issuance of Common stock in
   connection with Employee
   Stock Purchase Plan                  32,165          -           22             -               -             -              -
 Amortization of deferred stock
   compensation for stock
   options and warrant                       -          -            -           490               -             -              -
 Cancellation of stock options               -          -          (35)           35               -             -              -
 Issuance of Common stock in
   connection with settlement of
   TARSAP agreements                   361,314          4          253             -               -             -              -
 Acquisition of StarBand Latin
   America in an as if pooling
   of interest method               43,103,448        431          978             -               -             -              -
 Contribution of equity by a
   related party                             -          -        8,888             -               -             -              -
 Issuance of Common stock in
   connection with settlement of
   capital lease obligation
   with Spacenet, Inc.              19,396,552        194       44,806             -               -             -              -
 Foreign currency translation
   adjustments                               -          -            -             -               -             -           (126)
 Net loss                                    -          -            -             -               -             -              -
                                  ------------- ---------- ------------- -------------- ------------- --------------- --------------

 Balance as of December 31, 2001    106,906,011  $  1,069    $ 235,701     $    (140)     $   (6,500)   $        -         $ (126)
                                  ============= ========== ============= ============== ============= =============== ==============

                                                      TOTAL           TOTAL
                                   ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                     DEFICIT           LOSS           EQUITY
                                  -------------- ---------------- --------------

 Balance as of December 31, 2000    $ (162,478)    $        -       $    11,575
 Issuance of Common stock upon
   exercise of Common stock
   options                                   -              -                11
 Issuance of Common stock in
   connection with Employee
   Stock Purchase Plan                       -              -                22
 Amortization of deferred stock
   compensation for stock
   options and warrant                       -              -               490
 Cancellation of stock options               -              -                 -
 Issuance of Common stock in
   connection with settlement of
   TARSAP agreements                         -              -               257
 Acquisition of StarBand Latin
   America in an as if pooling
   of interest method                        -              -             1,409
 Contribution of equity by a
   related party                             -              -             8,888
 Issuance of Common stock in
   connection with settlement of
   capital lease obligation
   with Spacenet, Inc.                       -              -            45,000
 Foreign currency translation
   adjustments                                           (126)             (126)
 Net loss                              (31,115)       (31,115)          (31,115)
                                  -------------- ---------------- --------------

 Balance as of December 31, 2001    $ (193,593)    $  (31,241)      $    36,411
                                  ============== ================ ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                              RSTAR CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE PER DATA)


                                                                                           NOTES                       ACCUMULATED
                                   NUMBER OF               ADDITIONAL      DEFERRED     RECEIVABLES                       OTHER
                                    COMMON       COMMON      PAID-IN        STOCK          FROM         TREASURY      COMPREHENSIVE
                                     STOCK       STOCK       CAPITAL     COMPENSATION   STOCKHOLDERS      STOCK           LOSS
                                 ------------- ---------- ------------- -------------- ------------- --------------- ---------------

 Balance as of January 1, 2002    106,906,011   $  1,069    $  235,701     $    (140)   $   (6,500)   $        -        $   (126)
 Issuance of Common stock upon
   exercise of Common stock
   options                            150,168          1            30             -             -             -               -
 Impairment of notes
   receivables from stockholders            -          -             -             -         6,188             -               -
 Amortization of deferred stock
   compensation for stock
   options and warrant                      -          -             -           140             -             -               -
 Repurchase of Common stocks       (2,526,315)       (25)                          -             -        (9,979)              -
 Contribution of equity by a
   related party                                                12,496             -             -             -               -
 Comprehensive loss:                        -          -             -             -             -             -               -
 Foreign currency translation
   adjustments                              -          -             -             -             -             -             (72)
 Provision for distribution to
   minority                                 -         -              -             -             -             -               -
 Net loss                                   -         -              -             -             -             -               -
                                 ------------- ---------- ------------- -------------- ------------- --------------- ---------------
 Balance as of December 31, 2002  104,529,864   $  1,045    $  248,227     $       -    $     (312)   $   (9,979)       $   (198)
                                 ============= ========== ============= ============== ============= =============== ===============

                                                     TOTAL           TOTAL
                                  ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                    DEFICIT           LOSS           EQUITY
                                 -------------- ---------------- --------------

 Balance as of January 1, 2002    $ (193,593)     $         -     $    36,411
 Issuance of Common stock upon
   exercise of Common stock
   options                                 -                -              31
 Impairment of notes
   receivables from stockholders           -                -           6,188
 Amortization of deferred stock
   compensation for stock
   options and warrant                     -                -             140
 Repurchase of Common stocks               -                -         (10,004)
 Contribution of equity by a
   related party                           -                -          12,496
 Comprehensive loss:                       -                -               -
 Foreign currency translation
   adjustments                                            (72)            (72)
 Provision for distribution to
   minority                           (5,000)               -          (5,000)
 Net loss                            (25,908)         (25,908)        (25,908)
                                 -------------- ---------------- --------------
 Balance as of December 31, 2002  $ (224,501)     $   (25,980)    $    14,282
                                 ============== ================ ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                        RSTAR CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS
                                                                                         YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------------------
                                                                                 2000               2001             2002
                                                                            ---------------   ----------------  --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $(110,955)         $ (31,115)     $ (25,908)
   Less loss for the year from discontinued operations                            105,773             18,315          1,937

   Adjustments required to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                   1,617              3,545          5,849
     Amortization of deferred stock compensation                                      180                490            140
     Accrued severance pay, net                                                         -               (489)             -
     Impairment loss on investments in affiliates                                       -              1,105              -
     Impairment of notes receivable from stockholders                                   -                  -          6,188
     Write-off of inventories                                                           -                280            972
     Decrease (increase) in trade receivables                                         (73)           (17,014)         3,164
     Deferred income taxes, net                                                         -             (1,757)          (272)
     Decrease (increase) in inventories                                                 -              3,175         (1,333)
     Increase in other accounts receivable, prepaid expenses and other
       assets (including long-term trade receivables)                              (1,529)            (2,824)        (8,737)
     Increase in trade payables                                                         -              4,638          1,743
     Decrease in deferred revenue                                                       -                  -           (306)
     Increase in related parties                                                        -             26,143          7,196
     Increase (decrease) in accrued expenses                                        5,097             (3,767)        (4,431)
     Increase (decrease) in other accounts payable and other long-term
       liabilities                                                                    333              1,432         (1,078)
                                                                            ---------------   ----------------  --------------

 Net cash provided by (used in) operating activities from continuing
   operations                                                                         443              2,157        (14,876)

 Net cash used in operating activities from discontinued operations               (35,561)            (6,489)        (1,185)
                                                                            ---------------   ----------------  --------------

 Net cash used in operating activities                                            (35,118)            (4,332)       (16,061)
                                                                            ---------------   ----------------  --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                (3,085)            (5,719)        (1,781)
 Acquisition of Starband Latin America, as pooling (a)                                  -                698              -
 Investment in other companies                                                     (3,037)                 -              -
 Proceeds from sale of property and equipment                                           -              2,335              -
 Investment in restricted cash                                                        (12)            (5,329)           831
                                                                            ---------------   ----------------  --------------

 Net cash provided by (used in) investing activities from continuing
   operations                                                                      (6,143)            (8,015)          (950)

 Net cash provided by (used in) investing activities from discontinued
   operations                                                                      (2,757)             5,928              -

                                                                            ---------------   ----------------  --------------

 Net cash used in investing activities                                             (8,891)            (2,087)          (950)
                                                                            ---------------   ----------------  --------------

The accompanying notes are an integral part of the financial statements.

                                                                                    RSTAR CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                                      YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------------
                                                                              2000              2001             2002
                                                                        ----------------   ---------------  ---------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of options                                                     $         -        $         -      $        31
  Issuance of Common stock                                                        602                290                -
  Redemption of preferred stock in Subsidiary                                  (5,500)                 -                -
  Repurchase of Common stock                                                     (161)               (25)         (10,004)
  Dividend payment                                                               (213)                 -                -
  Short-term bank credit, net                                                       -                753            1,037
  Payment on capital lease obligations                                        (15,027)            (5,518)          (3,097)
                                                                        ----------------   ---------------  ---------------

  Net cash used in financing activities                                       (20,299)            (4,500)         (12,033)
                                                                        ----------------   ---------------  ---------------

  Effect of exchange rate changes on cash                                           -               (153)            (127)
                                                                        ----------------   ---------------  ---------------

  Decrease in cash and cash equivalents                                       (64,308)           (11,072)         (29,171)
  Cash and cash equivalents at the beginning of the year                      112,714             48,406           37,334
                                                                        ----------------   ---------------  ---------------

  Cash and cash equivalents at the end of the year                        $    48,406        $    37,334      $     8,163
                                                                        ================   ===============  ===============

  Supplementary cash flows activities:

  (a) Cash paid during the year for:
          Interest                                                        $      4,577       $       851      $     1,765
                                                                        ================   ===============  ===============

  (b) Non-cash transactions:
        Equipment purchased through capital lease agreements              $     27,644       $     5,222      $         -
                                                                        ================   ===============  ===============
        Deferred gain on sale-lease back                                  $          -       $     1,596      $         -
                                                                        ================   ===============  ===============
        Preferred stock in subsidiary issued in purchase of
          eFundraising.com                                                $      6,095       $         -      $         -
                                                                        ================   ===============  ===============
        Issuance of common stock in settlement of liabilities with
          Spacenet, Inc.                                                  $          -       $    45,000      $         -
                                                                        ================   ===============  ===============
        Common stock issued in purchase of LearningGate.com               $      2,750       $         -      $         -
                                                                        ================   ===============  ===============
        Conversion of a related party debt into equity                    $          -       $     5,359      $    12,496
                                                                        ================   ===============  ===============
        Provision for distribution to minority                            $          -       $         -      $     5,000
                                                                        ================   ===============  ===============
        Equipment purchased by a Contribution of equity by a related
          party                                                           $          -       $     3,529      $         -
                                                                        ================   ===============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------------

                                                                                    RSTAR CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                                                            YEAR ENDED
                                                                                                           DECEMBER 31,
                                                                                                               2001
                                                                                                         ----------------
 (a)      Acquisition of StarBand Latin America (see also Note 1)

          Assets acquired and liabilities assumed at the date of acquisition was as follows:

          Working capital (excluding cash and cash equivalents)                                               $ (17,312)
              Due to related party                                                                                18,343
              Property and equipment                                                                             (7,964)
              Other long-term liabilities                                                                          6,222
               Less - Issuance of Common stocks                                                                    1,409
                                                                                                         ----------------

                                                                                                              $      698
                                                                                                         ================

The accompanying notes are an integral part of the consolidated financial statements.

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

NOTE 1:- GENERAL

               a.   Organization:

               rStar Corporation ("the Company"), previously known as ZapMe! Corporation, was founded in June 1997. Subsequent to the acquisition of StarBand Latin America ("StarBand") as described below rStar Corporation discontinued all of its remaining activities and began to operate the StarBand business model which provides two-way, always-on, high-speed Internet access and telephony to residential and small office/ home office (Soho) customers available virtually everywhere in Latin America via satellite. The StarBand Latin America service provides high-capacity, high-speed transmission of data, audio, telephony and video to consumers and Soho subscribers. It offers stand-alone Internet access as well as a bundled product including telephony services.

               On October 3, 2000 Gilat Satellite Networks Ltd. ("Gilat" - the parent company) and the Company announced an agreement under which Gilat would make a tender offer to acquire for cash 51% of the Company's outstanding voting Common shares at $2.32 per share. Effective January 11, 2001, Gilat acquired control of the Company pursuant to that tender offer.

               During May 2001 rStar issued and delivered to Gilat 19,396,552 shares of rStar Common Stock, in full satisfaction of rStar's outstanding capital lease obligations to one of Gilat's subsidiary in the amount of $ 45.0 million, which resulted in Gilat increasing its share equity in rStar from 51% to approximately 66%.

               On April 23, 2001, Gilat and the Company announced a series of transactions that would result in the acquisition by the Company of StarBand Latin America business. In consideration for such acquisition, the Company agreed to issue to Gilat 43,103,448 shares of the Company's Common stock. Additionally, conditioned upon the acquisition of Starband Latin America, the Company announced it would make a tender offer to acquire, in exchange for up to $4.0 million in cash and up to 312,500 ordinary shares of Gilat, up to 20% of the Company's Common stock held by each stockholder of the Company other than Gilat and its affiliates. On September 7, 2001 the parties entered into an amended agreement and, on December 31, 2001, the Company, Gilat and Gilat To Home Latin America (Holland) N.V. entered into a second amended and restated agreement. The revisions to the April 23, 2001 agreement included: a) increased the number of shares of rStar Common stock that the Company acquired in the tender offer to approximately 29% of the outstanding shares of rStar common stock not held by Gilat and its affiliates, b) adjusted the cash portion of the consideration for those shares from a fixed $0.95/share to an amount that was to vary between $0.32 and $1.58 per share, depending on the then market value of Gilat shares, c) established certain earnings targets for the StarBand Latin America business for the one year periods ended June 30, 2003 and 2004 that, if not achieved, will entitle non-Gilat shareholders to special cash distributions totaling up to $10.0 million or, if exceeded, will entitle Gilat to additional

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES
               rStar shares totaling 10% of the number of shares outstanding immediately following the acquisition, d) provided an exception to the obligation to make the above-described special cash distribution if the Company obtained substantial new equity financing (see Note 9f), and e) clarified that rStar's rights to provide services in Mexico are non-exclusive.

               On August 2, 2002 (the "Closing"), the Company closed the previously announced StarBand Latin America acquisition and issued 43,103,448 shares of the Company's Common stock to Gilat-To-Home Latin America (Holland) N.V., an affiliate of Gilat Satellite Networks Ltd. ("Gilat") in exchange for the business of StarBand Latin America (Holland) B.V., and its subsidiaries. In accordance with the terms of the acquisition agreement between Gilat and rStar, while regulatory approvals required for the transfer of certain of the Latin American entities of StarBand Latin America were pending, rStar assumed all rights, obligations and liabilities with respect to the business conducted by those entities, as of the date of the Closing. In the event that Gilat cannot obtain such regulatory approvals within nine months from the closing date, Gilat will transfer to rStar the parent company of such entities. As such, rStar will continue to have control over these entities whether directly or indirectly.

               As Gilat is the controlling shareholder of both rStar and StarBand Latin America from January 2001, the acquisition has been accounted for as a combination between entities under common control in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and FASB Technical Bulletin 85-5 "Issues relating to accounting for business combinations" ("FTB 85-5") issue No. 2 relating to Stock Transactions between Companies under Common Control from the date Gilat had achieved such common control. As such no goodwill resulted from the transaction and historical amounts are presented in a manner similar to a pooling of interests. See basis of presentation (Note 1b).

               StarBand Latin America currently provides satellite-based rural telephony services in Peru and Colombia as well as high-speed consumer Internet access service in Brazil and Peru. StarBand Latin America expects to work on a wholesale basis with Latin American Internet Service Providers (ISP), DTH TV companies and other service providers in Latin America to offer high- speed Internet access via satellite. Its targeted customers at the wholesale level are major media and ISP companies providing service to Soho and select consumer market segments in Latin America.

               Also on August 2, 2002 the Company completed an exchange offer, whereby it purchased 6,315,789 shares of Common stock from its shareholders in exchange for 0.0738 of an ordinary share of Gilat for each share of rStar Common stock and cash of $1.58 per share. The amount was determined based on a formula, using the average trading price of Gilat's stock for the 10-day trading period ending 5 days prior to the expiration of the offer. In addition, rStar exchanged 3,789,473 of the tendered rStar's shares for

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               466,105 Gilat ordinary shares in order to provide the Gilat share consideration in the exchange offer, described above.

               With the completion of the exchange offer and the StarBand Acquisition, Gilat's beneficial ownership of the outstanding rStar shares increased to approximately 85%.

               In accordance with the Agreement, in the event that the StarBand Latin America business, as defined, does not achieve certain net income targets agreed to by the parties during each of the one year periods ended June 30, 2003 and June 30, 2004, rStar stockholders of record as of June 30, 2003 or June 30, 2004 will be entitled to their pro rata share of a Special Distribution equal to either $2.5 million or $5.0 million in cash, depending upon StarBand Latin America's net income. Specifically, (i) if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is less than or equal to $1.6 million, the Special Distribution shall be $5.0 million, (ii) if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is greater than $1.6 million and less than or equal to $2.5 million, the Special Distribution shall be $2.5 million, (iii) if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is greater than $2.5 million, the Special Distribution shall be zero, (iv) if the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is less than or equal to $11.0 million, the Special Distribution shall be $5.0 million,
               (v) if the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is greater than $11.0 million and less than or equal to $16.5 million, the Special Distribution shall be $2.5 million, and (vi) if the net income for the StarBand Latin America Business for the period from July 1, 2003 through June 30, 2004 is greater than $16.5 million, the Special Distribution shall be zero. The payment of the Special Distribution is guaranteed by Gilat. The Company estimates that no provision is needed for the first distribution as of December 31, 2002. Notwithstanding, the Company has provided a provision for the second distribution as of December 31, 2002 as Management's Current Assessment is that with the current level of sales in 2003 and with the uncertainties in the markets in which rStar operates, It is probable that the special distribution will be paid in 2004. However, if rStar is successful in growing its business and increasing its net income during 2003 and 2004, the special distribution may not need to be paid in part or at all.

               b.   Basis of presentation

               As Gilat has been the controlling shareholder of both rStar and StarBand Latin America since January 2001, the acquisition has been accounted for as a combination between entities under common control in accordance with SFAS 141 and FTB 85-5. As such, no goodwill resulted from the transaction and historical amounts are presented on a basis similar to a pooling of interests. Accordingly, rStar's 2001 historical financial statements have been restated to include the consolidated financial position, results of operations, and cash

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES
               flows of StarBand as of and for the year ended December 31, 2001 since Gilat achieved common control over StarBand and rStar which was in January 2001. The previous seperate financial statements of StarBand Latin America did not present both components of its business as it was the intention of Gilat to sell to rStar only the StarBand Latin America services business as described in Note 1a. The business, which represents strictly equipment sales, was carved out of the results. Following the closing, it was determined that certain equipment sales going forward would be included in rStar's business. Thus in accordance with Emerging Issue Task Force 90-16 "Accounting for Discontinued Operations Subsequently Retained" these financial statements present all of the historical amounts of the entities acquired without the aforementioned carve out for the equipment sales business

               The accompanying consolidated financial statements include the accounts of rStar and its subsidiaries consolidated with StarBand and its subsidiaries since January 2001, all inter-company accounts and transactions have been eliminated in consolidation.

               c.   Discontinued operations

               During the third quarter of 2002, management decided to suspend activities relating to all operational components of rStar which was mainly AutoNetworks, Inc., a 85% subsidiary of the Company, and to focus the Company's attention on the newly acquired Starband Latin America Business.

               In February 2001, rStar's board of directors approved a formal plan to discontinue and dispose of the School Business. These operations, which comprised a significant portion of the Company's assets and a majority of the Company's revenues and expenses, are reflected in the accompanying financial statements as discontinued.

               The remaining operational components of rStar which was primarily AutoNetworks discontinued operations and rStar's discontinued advertiser - supported the educational network business and fundraising business (the "School Business") is presented as a discontinued operation. For comparative purposes, the consolidated statements of operations and related (loss) income per share information, for all periods presented, have been restated in 2001 and 2002 to reflect the results of operations of the discontinued businesses in loss from discontinued operations. The consolidated balance sheets at December 31, 2001 reflect assets and liabilities related mainly to the School Business as net assets of discontinued operations. The Consolidated Statement of Cash Flows for the year ended December 31, 2002, 2001 and 2000 reflects separately cash flows from discontinued operations.

               The loss from discontinued operations consists of the following (in thousands):

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

                                                    YEAR ENDED DECEMBER 31,
                                                    (IN THOUSAND US DOLLARS)
                                        -------------------------------------------------
                                            2000              2001              2002
Revenue                                        $3,128             $  -              $  -
Revenue from affiliates                        11,188                -                 -
                                        --------------    -------------     -------------
Total Revenue                                  14,316                -                 -
Cost and expenses:
    Cost of revenues                           29,750            5,850               152
    Selling, marketing, general                32,900            3,440             1,270
    and     administrative
     Research and development                   7,135            2,615               515
     Amortization of goodwill                   2,387                -                 -
    Amortization of deferred stock
    compensation                                4,977                -                 -
                                        --------------    -------------     -------------
Total costs and expenses                       77,149           11,905             1,937
Loss from discontinued operations             (62,833)         (11,905)            (1937)
Loss on disposal of long-lived assets         (42,940)          (6,140)                -
                                        --------------    -------------     -------------
Loss from discontinued operations          $ (105,773)        $(18,315)          $(1,937)
                                        ==============    =============     =============

                  For the year ended December 31, 2002, the Company incurred a loss from discontinued operations of $1.9 million which was a result of the operating expenses of $1.9 million relating to the remaining operational components of rStar which was mainly the AutoNetworks' business. The discontinuation of the School Business was substantially completed by December 31, 2001 and remaining operational components of rStar primarily AutoNetworks by the end of 2002. For the year ended December 31, 2001 the Company recorded a charge of $5.9 million to cover principally the cost of excess space segment bandwidth consumed by the School Business that resolved a discrepancy between Spacenet, a related party, and the Company and $9.0 million impairment charges to reflect a revised estimate of the net proceeds to be obtained from the sale of computer equipment deployed in the School Business. Initially, these assets were to be disposed of by bulk sale and the value was written off. However, these assets were disposed of on a piecemeal basis, which realized a much lower sale price, resulting in these impairment charges. Partially offsetting these charges were actual expenses that were $2.6 million lower than the original estimates for which a reserve was established in December 2000. Actual expenses were lower than original estimates due to a) the Company's original estimated date of disposal of the Company's eFundraising subsidiary was the end of June 2001, but the Company sold it in the beginning of June 2001, and b) overestimates of connectivity costs and personnel costs for the discontinued School Business until the actual date of disposal at June 30, 2001.

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

                  In 2000, the loss from discontinued operations was $105.8
               million. Of this loss $62.9 million reflects the cost, net of $14.3 million of revenue, of deploying and operating the advertiser-supported school network. The other $42.9 million is the estimated loss on disposal of those discontinued operations. This is comprised of asset impairment charges totaling $34.2 million and estimated future net operating losses from January 1, 2001 to the June, 2001 expected disposal date of $7.3 million. Severance and other estimated expenses comprise the remaining $1.4 million.

                  In 2001, there was no stock-based compensation included in the loss from discontinued operations. In 2000, stock-based compensation of $4.9 million comprises $278,000 relating to sales and marketing, $4.4 million relating to general and administrative, and $319,000 relating to research and development.

                  Net assets of discontinued operations consists of the
               following (in thousands):

                                                        DECEMBER 31,
                                                  (IN THOUSAND US DOLLARS)
                                             -----------------------------------
                                                    2001              2002
                                             -------------------- --------------

        Accounts receivable                                $  41            $ -
        Prepaid expenses and other assets
                                                             281
                                             -------------------- --------------
        Assets of discontinued operations                  $ 322            $ -
                                             ==================== ==============

                  The Company completed two acquisitions during the year ended
               December 31, 2000; eFundraising.com Corporation Inc. ("eFundraising.com") and LearningGate.com, Inc. ("LearningGate.com"). The acquired businesses were both components of the School Business and, as such, are part of our discontinued operations. Each acquisition was recorded using the purchase method of accounting under Accounting Principles Boards Opinion No. 16 "Business Combinations" ("APB No. 16.") The aggregate purchase price of the acquired companies, excluding future contingent consideration, was $11.5 million, and was comprised of common stock, preferred stock in a subsidiary, Time Accelerated Restricted Stock Award Plan stock options ("TARSAPS") and cash. Results of operations for each acquired company have been included in our financial results from the closing date of each transaction.

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

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

                  On May 10, 2000, the Company completed our acquisition of
               eFundraising.com, a company that offers fundraising endnote and services to schools and other organizations. In connection with the acquisition, we issued a combination of cash and securities totaling approximately $7.9 million to acquire all of the outstanding shares of eFundraising.com. The eFundraising.com purchase price consideration recorded at closing was $7.9 million consisting of $1.9 million cash, $5.5 million Class A preferred shares (500,000 shares at $11.00 per share), $198,240 Class C preferred shares consisting of 56,640 shares at $3.50 per share, $198,240 Class D preferred shares consisting of 56,640 shares at $3.50 per share and $198,240 Class E preferred shares consisting of 56,640 shares at $3.50 per share. All of the preferred shares issued pursuant to this acquisition were issued by a subsidiary of the Company. The $11.00 value per Class A preferred share was determined from the redemption price. The holders of the Class A preferred shares had the right to convert such shares into rStar common stock on a one-for-one basis. During the fourth quarter of 2000, Gilat tendered for a majority of the Company's outstanding shares. This event triggered a "change in control" provision in the Class A preferred shares that allowed the holders of the security to demand a redemption of face value of their shares. In December of 2000, the Company repurchased for $5.5 million all Class A preferred shares.

                  The $3.50 value per share for the Class C, Class D, and Class
               E Preferred shares issued by a subsidiary was based on the closing market price of rStar common stock on May 10, 2000. The 169,920 preferred shares consisting of 56,640 shares of Class C, 56,640 shares of Class D, and 56,640 of Class E, are convertible into rStar common shares. These shares are not redeemable.

                  The LearningGate.com purchase price consideration on June 23,
               2000 was approximately $3.6 million consisting of $858,000 cash, and $2.8 million rStar's common shares consisting of 999,958 shares at $2.75 per share. The $2.75 value per share was the closing market price on June 23, 2000. Additional cash consideration amounting to $329,000 represented loans for pre-closing direct operating expenses of $267,000 and legal expenses of $62,000. Total cash consideration, therefore, amounted to $1.1 million.

                  The acquired businesses were both components of the School
               Business and, as such, are part of discontinued operations. In connection with the Company's exit from the School Business, it recorded an asset impairment charge of $8.0 million to reduce the carrying value of goodwill to the estimated net realizable value upon sale. Of that amount, $5.0 million was attributable to eFundraising.com and the balance to LearningGate.com. Goodwill in connection with LearningGate.com was considered by management to be unrecoverable, as its principal products were software tools to be used in the School Business, which was existed. The impairment to goodwill associated with eFundraising.com was based on management's estimate of the proceeds to be received upon an expected sale of the business.

                  The proforma results of operations for the years ended
               December 31, 2000 would not be materially different from the amounts reported in the consolidated statements of operations.

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               In April 2001, the Company issued 361,314 shares of common stock to the two founders of eFundraising.com in exchange for the cancellation of all of the Time Accelerated Restricted Stock Award Plan issued in connection with the Company's acquisition of the company. In June of 2001 the Company sold eFundraising.com in exchange for approximately $1.7 million the then-carrying value of its net assets.


               d.   Major customers and suppliers

               A significant portion of the Company's and its subsidiaries ("the Group") revenues comes from services provided for Gilat in relation to a small number of contracts with foreign governments in Latin America. Revenues from the government of Peru amounted to $0, $15.6 million and $15.3 million in the three year ended December 31, 2002, 2001, 2002 respectively. These services, much like the contracts awarded to Gilat are awarded on a bid-by-bid basis and, as such, are considered non-recurring. See Note 13 for details regarding major customers.

               The Group depends on a limited number of suppliers and on a single supplier, which is a related party, for the equipment sold and certain services. If such supplier fails to deliver the necessary equipment and services, the Group may be required to seek alternative sources of supply. A change in suppliers could result in installation delays, which could cause a possible loss of sales and, consequently, could adversely affect the Group's results of operations and cash position. See Note 11 for detail regarding related parties transactions.

 NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

               The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

               a.   Use of estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               b.   Financial statements in U.S. dollars:

               The majority of the revenues of the Company and certain subsidiaries are generated in U.S. dollars ("dollar"). In addition, a substantial portion of the Company's and certain of its subsidiaries' costs are incurred in dollars. The Company's management believes that the dollar is the primary currency of the economic environment in which the Company and certain of its subsidiaries,

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               operate. Thus, the functional and reporting currency of the Company and certain of its subsidiaries, is the dollar.

               Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses of the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

               The financial statements of a foreign subsidiary, whose functional currency is its local currency, have been translated into U.S. dollars. Assets and liabilities have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of shareholders' equity in accumulated other comprehensive income (loss).

               c.   Principles of consolidation:

               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions, including profits from inter-company sales not yet realized outside the Group, have been eliminated upon consolidation.

               d.   Cash equivalents:

               Cash equivalents are short-term highly liquid investments that are not restricted as to withdrawals or use with maturities of three months or less at the date acquired.

               e.   Short-term restricted cash:

               Restricted cash is primarily invested in certificates of deposit, which mature within one year, linked to the U.S dollar, bear interest at rates of 1.5% - 4.5% and is used as collateral mainly for sale and lease back transactions. See Note 7a.

               f.   Inventories:

               Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolesce, excess inventories, discontinued products, and for market prices lower than cost. Inventory write offs amounted to $0, $280,000 and $972,000 in 2000, 2001 and 2002, respectively.

               Cost is determined as follows:

               Finished products- using the average cost method with the addition of allocable indirect costs.

               g.   Long-term restricted cash:

               Restricted cash is primarily invested in certificates of deposit, which mature in more than one year, linked to the U.S dollar, bear interest at a rate of 4.5%, and used as collateral mainly for sale and lease back transactions (See Note 7a).

               h.   Long term trade receivables

               Long-term receivables from extended payment agreements are recorded at estimated present values determined based on current rates of interest and reported at the net amounts in the accompanying financial statements. Imputed interest is recognized, using the effective interest method as a component of interest income in the accompanying statements.

               i.   Property and equipment:

               Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets as follows:

                                                              YEARS
                                                      ---------------------

               Network equipment                                5
               Computer equipment and software              3 - 12.5
               Office furniture and equipment                5 - 17


               The Group's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2002, no impairment losses have been identified.

               j.   Revenue recognition:

               The Group generates revenues mainly from sale and installation of satellite-based communication networks ("products") and services mainly from Internet access,

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES
               telephony services on-line network monitoring network maintenance and repair services. These revenues are derived mainly from government projects.

               Revenues from product sales are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"), when shipment has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable, no further obligation remains and collectibility is probable. The Group does not grant rights of return.

               Service revenues are recognized ratably over the contractual period or as services are performed. Where arrangements involve multiple elements, revenue is allocated to each element based on the relative fair value of the element when sold separately.

               Arrangements that include installation services are evaluated to determine whether those services are an integral component of the equipment used. When installation services are considered integral, revenue from products and installation services are recognized only upon installation. When services are not considered integral, revenues from product sales are recognized upon shipment and the service revenue is recognized when the services are performed.

               Revenues from products under sales-type-lease contracts are recognized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS No. 13") upon installation or upon shipment, in cases where the customer obtains its own or others installation services. The present values of payments due under sales-type-lease contracts are recorded as revenues at the time of shipment or installation, as appropriate. Future interest income is deferred and recognized over the related lease term as financial income. The net investments in sales-type-lease are discounted at the interest rates implicit in the leases.

               Deferred revenue includes unearned amounts received under service contracts, and amounts received from customers but not yet recognized as revenues.

               k.   Income taxes:

               The Group accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Group provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

               l.   Concentrations of credit risks:

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term restricted cash, trade receivables and long-term trade receivables.

               Cash and cash equivalents and short-term and long-term restricted cash are invested mainly in U.S dollars deposits with major banks in the United States and Peru. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Group's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

               The trade receivables and long-term trade receivables of the Group derive from sales and services provided to major customers located in Latin America, mainly pursuant to governmental contracts. The Group performs ongoing credit evaluations of its customers. An allowance for doubtful accounts is determined with respect to those amounts that the Group has determined to be doubtful of collection and a general allowance is provided to cover additional potential exposures. The balance due from the government of Peru is 83% of the total receivables including long term.

               The Group has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

               m.   Accounting for stock-based compensation:

               The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

               Under Statement of Financial Accounting Standard No. 123, pro forma information regarding net income (loss) and net earnings
               (loss) per share is required and has been determined as if the Company had accounted for its employee share options under the fair value method of SFAS No. 123. The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions; risk-free interest rates of 6%, 5.25% and 3% for 2000, 2001 and 2002, respectively; a dividend yield of 0% for each of those years; a volatility factor of the expected market price of the Company's Common Stock of 0.97 for 2000, 0.42 for 2001 and 0.82 for 2002;
               and a weighted average expected life of the option of 3.5, 2 and
               3.5 years for 2000, 2001 and 2002, respectively.

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               Weighted average fair value of options granted at their grant date were $ 64.00, $4.20 and $ 0.10 during 2000, 2001 and 2002, respectively.

               The following table illustrates the effect on net loss and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

                                                                    YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                             2000            2001             2002
                                                        --------------- --------------- ----------------
                                                                   U.S. DOLLARS IN THOUSANDS
                                                                    (EXCEPT PER SHARE DATA)
                                                        ------------------------------------------------
Net loss from continuing operations                           $(5,182)       $(12,800)     $(23,971)
                                                        =============== =============== ================
Net loss from discontinuing operations                      $(105,773)       $(18,315)      $(1,937)
                                                        =============== =============== ================
Pro forma net loss from continuing operations                 $(7,283)       $(13,924)     $(23,994)
                                                        =============== =============== ================
Pro forma net loss from discontinuing operations            $(105,773)       $(18,315)      $(1,937)
                                                        =============== =============== ================
Pro forma basic and diluted net loss per share from
continuing operations                                          $(0.17)         $(0.14)       $(0.23)
                                                        =============== =============== ================
Pro forma basic and diluted net loss per share from
discontinuing operations                                       $(2.44)         $(0.18)       $(0.02)
                                                        =============== =============== ================

               n.   Fair value of financial instruments:

               The following methods and assumptions were used by the Group in estimating their fair value disclosures for financial instruments:

               The carrying amounts of cash and cash equivalents, short-term restricted cash, trade receivables, short term bank credit and trade payables approximate their fair value due to the short-term maturity of such instruments.

               The carrying amounts of the Group's long-term borrowing arrangements, long-term trade receivables and long-term restricted cash approximate their fair value. The fair value was estimated using discounted cash flow analyses, based on the Group's incremental borrowing rates for similar type of borrowing arrangements.

               o.   Basic and diluted net loss per share:

               Basic net earnings (loss) per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS No. 128").

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               Outstanding stock options and warrants have been excluded from the calculation of the diluted net earnings (loss) per Common share when such securities are anti-dilutive for the periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 4.5 million, 2.8 million and 2.6 million for the years ended December 31, 2000, 2001 and 2002, respectively.

               p.   Advertising:

               Advertising costs are expensed as incurred.

               q.   Impact of recently issued accounting standards:

               In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," ("SFAS No. 145") which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 amends SFAS No. 44, "Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminated an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on the its results of operations or financial position.

               In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities," ("SFAS No. 146") which addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.

               In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN No. 34")." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES
               inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness to Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations or financial position.

NOTE 3:-       PROPERTY AND EQUIPMENT, NET

               a. Composition of property and equipment, grouped by major classifications, is as follows:

                                                     DECEMBER 31,
                                        --------------------------------------
                                               2001                2002
                                        ------------------  ------------------
                                              U.S. DOLLARS IN THOUSANDS
                                        --------------------------------------
    Cost:
      Network equipment                          $ 20,501            $ 20,078
      Computer equipment and software               5,773               1,769
      Office furniture and equipment                1,678                 355
                                        ------------------  ------------------
                                                   27,952              22,202

                                        ------------------  ------------------

    Accumulated depreciation                        6,021               6,529
                                        ------------------  ------------------

    Depreciated cost                             $ 21,931            $ 15,673
                                        ==================  ==================

               b. Depreciation expenses totaled $1.6 million, $ 3.5 million and $ 5.8 million in 2000, 2001 and 2002, respectively.

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

NOTE 4:-       OTHER ASSETS, NET

               Composed as follows:

                                                   DECEMBER 31,
                                      --------------------------------------
                                             2001                2002
                                      ------------------  ------------------
                                            U.S. DOLLARS IN THOUSANDS
                                      --------------------------------------
  Deposit held in escrow                     $   300              $   490
  Lease acquisition costs                        303                    -
  Security deposits                              475                    -
  Other                                            3                   24
                                      ------------------  ------------------

                                             $ 1,081              $   514
                                      ==================  ==================

               In 2001, the Company recorded an impairment loss on investments in affiliate in the amount of $1.1 million.

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

NOTE 5:-       SHORT-TERM BANK CREDIT

                                                      WEIGHTED               DECEMBER 31,
                                                      AVERAGE        -----------------------------
                                                      INTEREST
                                                   RATE FOR 2001
                                                      AND 2002            2001           2002
                                                  ----------------   -------------  --------------
                Source                 Linkage           %             U.S. DOLLARS IN THOUSANDS
                                    ------------- ----------------   -----------------------------
                Bank                   Dollar          12.00            $    -         $    90
                Bank overdraft         Dollar           N/A                285              38
                Bank                   Dollar           6.75                 -             539
                Bank                   Dollar           6.75                 -           1,648
                Treasury               Dollar         2.5-6.7              972               -
                Other                   Peso            30.6                21               -
                                                  ----------------   -------------  --------------
                                                        6.5%            $1,278         $ 2,315
                                                  ================   =============  ==============

               As for guarantees, see Note 8d.

NOTE 6:-       OTHER LONG-TERM LIABILITIES

               Composed as follows:

                                                                DECEMBER 31,
                                                ---------------------------------------------
                                                          2001                    2002
                                                -------------------------  ------------------
                                                          U.S. DOLLARS IN THOUSANDS
                                                ---------------------------------------------
               Import duties payable                   $   2,247                $   1,893
               Other                                       1,058                        -
                                                -------------------------  ------------------

               Other long-term liabilities             $   3,305                $   1,893
                                                =========================  ==================

               The import duties payable will be paid over the next four years.

NOTE 7:-       LONG-TERM CAPITAL LEASE OBLIGATIONS

               a. On September 28, 2001, the Company completed a sale leaseback transaction whereby the Company sold its Peruvian telephony network and other assets with a book value of approximately $3.6 million for approximately $5.2 million, resulting in a gain of approximately $1.6 million, which was deferred and is being accreted into financial income over the estimated useful life of the assets, which is 3 years. The lease accounted for as a capital lease in accordance with SFAS No. 13.

                  The agreement requires the Company to lease and operate the telephony network back from the seller for a period of three years for twelve quarterly payments of approximately $430,000 each. At the end of the lease, the Company has an option to purchase the telephony network at the expected fair market value

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES
               of approximately $540,000. In the event that the Company does not exercise its option, the seller will assess a penalty for approximately $522,000. In connection with the lease the Company was obligated to place approximately $5.1 million of the proceeds in a restricted account as a guarantee for the payments. Such amounts are included in short-term and long-term restricted cash.

               b. In 1999, the Company entered into credit lines with a number of lease finance companies for the purpose of acquiring computers and networks equipment in the discontinued School Business. These lease arrangements bear interest from 10.5% to 18% and have terms ranging from 24 to 36 months. As of December 31, 2002, the Company had capital leases with two lessors, representing a total present value obligation of approximately $756,540, all of which are to be paid in 2003.

               Interest expenses on capital leases which were associated with the discontinued School Business $4.9 million, $1.8 million and $409,615 for the three years ended December 31, 2000, 2001 and 2002, out of which $3.8 million, $904,000 and $0, were attributable to leases with a related party.

               c. Future minimum lease payments under capital leases as of December 31, 2002 were as follows:


                                                             U.S DOLLARS
               YEAR                                          IN THOUSANDS
                                                        ----------------------

               2003                                          $      1,809
               2004                                                 1,534
               2005                                                 2,039
                                                        ----------------------

                                                                    5,382
               Less amount representing interest                      158
                                                        ----------------------
               Present value of minimum lease payments       $      5,224
                                                        ======================

NOTE 8:-       COMMITMENTS AND CONTINGENCIES

               a.   Lease commitments:

               Certain of the Company's subsidiaries rent their facilities under various operating lease agreements, which expire on December 31, 2004. The minimum rental payments under non-cancelable operating leases are as follows:

                                                        U.S. DOLLARS
                    YEAR                                IN THOUSANDS
                    ----                           ----------------------

                    2003                                            $84

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

                    2004                                             13
                                                   ----------------------

                                                                    $97
                                                   ======================

               Rent expenses totaled $ 93,000, $ 118,000 and $ 140,000 in 2000,
               2001 and 2002, respectively. In addition, in 2002 the Company rented the facilities of Gilat's affiliates in the amount of $140,000.

NOTE 8:-       COMMITMENTS AND CONTINGENCIES (CONT.)

               b.   Commitments with respect to space segment services:

               Certain of the Company's subsidiaries obtain space segment services under various operating lease agreements, which expire on December 31, 2006. The minimum payments under non-cancelable operating leases are as follows:

               Future minimum payments for space segment services subsequent to December 31, 2002, are as follows:

                                                   U.S. DOLLARS
                     YEAR                          IN THOUSANDS
                                            -------------------------

                     2003                                     $  703
                     2004                                        687
                     2005                                        475
                     2006                                        552
                                            -------------------------

                                                              $2,417
                                            =========================

               Space segment services expense totaled $ 0, $ 1.6 million and $
               2.5 million in 2000, 2001 and 2002, respectively.

               In addition, the Company received space segment services from Gilat affiliates in the amount of $0, $1.6 million and $1.7 million in 2000, 2001 and 2002, respectively.

               c.   Legal claims:

                    On March 7, 2001, rStar (then known as ZapMe! Corporation)
               filed action against a software vendor, ON Technology Corporation ("OTC"), by which rStar alleged that OTC breached a software license agreement and defrauded rStar concerning the capabilities of the software. By its complaint, rStar seeks recovery of approximately $390,000 rStar paid to OTC in connection with the software, as well as other damages. On or about March 29, 2001, OTC filed a counterclaim against rStar, alleging that the principal sum of approximately $308,000 is due from rStar for additional license fees, maintenance fees, and professional fees in connection with OTC's software. The Company and its legal advisor have asserted defenses and intends to defend against the claim.

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               On or about March 3, 2003, Comerica Bank - California, located in California, brought an action against us in the Superior Court for the County of Los Angeles for breach of contract in connection with an equipment lease agreement. We have agreed in principal to settlement terms . The settlement is currently being documented and is expected to include a dismissal with prejudice of the lawsuit.

               In the early part of 2002, a third party issued a letter to Gilat, claiming that it has rights to a portion of one of our subsidiaries based upon a document and certain partial payments made to the third party. The Company rejects the legal bases for such claims and intends to vigorously defend any action if brought by the third party, but does intend to seek a mutually acceptable resolution to this dispute.

               d.   Guarantees:

               Guarantees are contingent commitments issued by the Parent Company generally of the Company to its customers (usually government entities) to guarantee the performance of the installation and operations of the network in sale transactions. The guarantee regarding installations will expire 70 days subsequent to the installation. The guarantee regarding operations will expire proportionally over the contract period. The maximum potential amount of future payments the Company could be required to make under its guarantees at December 31, 2002 is $30.8 million.

NOTE 9         STOCKHOLDERS' EQUITY

               a.   Common stock:

               Common stock confers upon their holders voting rights, the right to receive cash dividends and the right to share in excess assets upon liquidation of the Company.

               b.   Exchange offer:

               On August 2, 2002 the Company completed an exchange offer, in connection with the StarBand Latin America acquisition. See Note 1 for further details.

               c.   Stock option plans:

               The Company has a 1998 Stock Plan ("Stock Plan"), as amended in July 2000,which provides for the granting of stock options or shares of Common stock to employees, directors and consultants. Stock options are generally have a term of 10 years. Unvested options are canceled upon termination of employment, and become available for future grants. The vesting schedule and other option terms, subject to certain Stock Plan provisions, are determined by the Compensation Committee of the Board of Directors at the time of issuance. Stock options generally vest over a period of between three and four years. As of December 31, 2002, the Company reserved 14,900,000 shares of Common stock for issuance under the Stock Plan. The Stock Plan provides for an annual increase in the number of shares available for issuance on the first day of the Company's fiscal year beginning in fiscal year 2000 equal to the lesser of (i) 2,000,000 shares, (ii)

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               5% of the outstanding shares of the Company's Common stock on such date, or (iii) such other amount as determined by the Board of Directors. As of December 31, 2002, there were 10,665,595 shares available for grant under the Stock Plan.

               As part of StarBand Latin America acquisition, rStar assumed the StarBand Latin America (Holland B.V) 2001 long-term incentive plan and committed to exchange 0.6864 options for each outstanding option in StarBand. At closing, there were 2,799,079 outstanding options in StarBand, which based on the conversion ratio would equal 1,921,206 options of rStar. All of the options are 10-year options and have an exercise price of $0.15 per share. Of the converted options issued by StarBand, 1,169,850 vested immediately upon issuance with the remainder vesting over a 4-year period. The Company had accounted for these options under the fair value method of APB 25 and FIN 44. The fair value for these options was estimated using a Black-Scholes option-pricing model. No compensation expenses were recorded due to immateriality.

               In connection with a reduction in force the stock option vesting period for several terminated executives was extended, resulting in additional compensation expense in 2000 of $589,000. In 2001, no stock option vesting period was extended for terminated employees.

               A summary of the status of the plans as of December 31, 2000, 2001 and 2002, and changes during the years ended on those dates, is presented below:

                                                                          YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------------
                                                        2000                       2001                        2002
                                             -------------------------- --------------------------  ---------------------------
                                                SHARES      WEIGHTED       SHARES       WEIGHTED       SHARES       WEIGHTED
                                                             AVERAGE                    AVERAGE                      AVERAGE
                                                            EXERCISE                    EXERCISE                    EXERCISE
                                                              PRICE                      PRICE                        PRICE
                                             ------------ ------------- ------------- ------------  ------------  -------------
                                                                $                          $                            $
                                                          -------------               ------------                -------------
               Options outstanding at the
                 beginning of the year
               Changes during the year:        4,163,134    $   5.39      2,500,209    $    7.79      1,937,529     $   7.79
               Granted                         2,389,316        3.09      1,665,913         0.72         20,000         0.40
               Starband Latin America
               options converted                       -           -              -            -      1,921,206         0.15
               Exercised                        (425,541)       4.76       (416,137)        0.64       (150,168)        0.21

               Forfeited and cancelled        (3,626,700)       5.76     (1,812,456)        4.86     (1,941,779)        7.77
                                             ------------ ------------- ------------- ------------  ------------  -------------

               Options outstanding at the
                 end of the year               2,500,209    $   7.79      1,937,529    $    7.79      1,786,788     $   0.15
                                             ============ ============= ============= ============  ============  =============

               Options exercisable at the
                 end of the year                 999,982    $   4.02        875,206    $    1.73      1,640,419     $   0.15
                                             ============ ============= ============= ============  ============  =============

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               The options outstanding as of December 31, 2002, have been separated into ranges of exercise price as follows:

                                                                                                               WEIGHTED
                                            OPTIONS           WEIGHTED                       OPTIONS            AVERAGE
                                          OUTSTANDING         AVERAGE        WEIGHTED      EXERCISABLE         EXERCISE
                       RANGES OF        AS OF DECEMBER       REMAINING       AVERAGE          AS OF            PRICE OF
                        EXERCISE              31,           CONTRACTUAL      EXERCISE      DECEMBER 31,       EXERCISABLE
                         PRICE               2002               LIFE          PRICE            2002             OPTIONS
                    ----------------  -------------------  --------------  ------------  ----------------  -----------------
                                                              (YEARS)
                                                           --------------
                         $0.15             1,766,788            7.53            $0.15         1,620,419         $0.15
                         $0.40                20,000            9.34            $0.40            20,000         $0.40

                                      -------------------                  ------------  ----------------  -----------------
                                           1,786,788                            $0.15         1,640,419         $0.15
                                      ===================                  ============  ================  =================

               d.   Warrants

               We had the following warrants outstanding at December 31, 2002 to purchase shares of stock:

                                           EXERCISE
                         NUMBER OF         PRICE PER             EXPRIATION
                         SHARES              SHARE                WARRANTS
                    ----------------    ----------------    -------------------

                         250,000          3.00                    May 2003
                         250,000          3.50                    May 2003
                         100,000          5.00                   June 2004
                         150,000          5.00                 December 2003
                          50,000          5.00                 September 2004
                    ----------------

                         800,000
                    ================


               e.   1999 Employee Stock Purchase Plan

               Our 1999 Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in August 1999 and approved by the stockholders in October 1999. As of December 31, 2002, there were approximately 1,765,000 shares available for grant under the ESPP. Eligible employees may purchase Common stock at 85% of the lower of the fair market value of our Common stock on the first day or the last day of the applicable six-month offering period at the date of purchase. In addition, the ESPP provides for automatic annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lowest of 1,000,000 shares of Common stock, 2% of the outstanding shares of our Common stock on the first day of the fiscal year, or such other amount as determined by the Board of Directors. There was no activity in connection with this plan in 2002.

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               f.   Dividends:

               In the event that cash dividends are declared in the future, such dividends will be paid in U.S dollars. The Company does not intend to pay cash dividends in the foreseeable future.

               The Company is restricted from paying cash dividends to its stockholders, until fulfilling the obligation of certain payments to its minority. See Note 1.

               The Company has not recorded a provision regarding distribution of dividend to the minority in year 2003.

               In connection with the StarBand Latin America acquisition (see
               Note 1), and as management assessment of the outcome of the contingency, the Company has recorded a provision of $5M regarding distribution of dividend to the minority in year 2004.

               g.   Stock distribution:

               In accordance with the StarBand Latin America acquisition, rStar and Gilat will make certain adjustments to the equity holding as follows:

               If the Company's net income as defined for the period from July 1, 2002 through June 30, 2003 is greater than or equal to $4.1 million but no more than $4.9 million , rStar will be required to issue 2,685,382 shares of Common stock to Gilat. If the net income is greater than or equal to $4.9 million the shares will be increased to 5,370,765.

               If the Company's net income as defined for the period from July 1, 2003 through June 30, 2004 is greater than or equal to $27.5 million , but no more than $33.0 million , rStar will be required to issue 2,685,382 shares of Common stock to Gilat. If the net income is greater than or equal to $33.0 million the shares will be increased to 5,370,765.

NOTE 10:-      TAXES ON INCOME

               a.   The Company:

               There has been no provision for U.S. Federal, State, or foreign income taxes for any period as the Company incurred net operating losses in all periods in all jurisdictions.

               b.   Non-U.S. subsidiaries:

               Non-U.S. subsidiaries are taxed based on tax laws in their countries of residence.

               c.   Carryforward tax losses and credits:

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               As of December 31, 2002, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $97.0 million, which expire in the years 2013 through 2022. Utilization of U.S. net operating losses are subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

               As of December 31, 2002, the Company's subsidiaries had carry-forward tax losses in the amount of approximately $ 32.0 million, comprised of $27.0 million related to Peru, and $4.0 million related to Columbia and $1.0 related to other subsidiaries. The carry-forward amounts expire between 2004 - 2007 and have annual limitations on utilization. The annual limitations may result in the expiration of net operating losses before utilization.

               d.   Deferred income taxes:

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Groups' deferred tax assets are as follows:

                                                                                      DECEMBER 31,
                                                                         -------------------------------------
                                                                               2001                2002
                                                                         -----------------   -----------------
                                                                               U.S. DOLLARS IN THOUSANDS
                                                                         -------------------------------------
               1.   Provided with respect of the following:
                     Carryforward tax losses                                    $ 51,182            $55,842
                     Other                                                         1,325                 40
                                                                         -----------------   -----------------

                    Deferred tax assets before valuation allowance                52,507             55,882
                    Valuation allowance                                          (52,507)           (55,610)
                                                                           -----------------   -----------------

                    Net deferred tax assets                                     $     -             $   272
                                                                           =================   =================

                    Domestic                                                          -                   -
                    Foreign                                                           -                 272
                                                                           -----------------   -----------------

                                                                                $     -             $   272
                                                                           =================   =================

               2. As of December 31, 2002 the Group has increased the valuation allowance by approximately $ 3.0 million with respect to deferred tax assets resulting from tax loss carry-forwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carry-forwards and other temporary differences will not be realized in the foreseeable future.

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               e. The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carry-forward and other temporary differences among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits and the effect of approved enterprise.

               f.   Taxes on income included in the statements of operations:

                                                                         YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------
                                                                2000              2001              2002
                                                           ---------------   ---------------   ---------------
                                                                        U.S. DOLLARS IN THOUSANDS
                                                           ---------------------------------------------------
                      Provision for income tax benefit:
                        Current                                       $ -             $320             $ (14)

                      Deferred income taxes                             -           (1,257)             (272)
                                                           ---------------   ---------------   ---------------

                                                                      $ -             (937)            $(286)
                                                           ===============   ===============   ===============

                      Domestic                                        $ -           $    -             $   -
                      Foreign                                           -             (937)             (286)
                                                           ---------------   ---------------   ---------------

                                                                      $ -           $ (937)            $(286)
                                                           ===============   ===============   ===============

               g. Income (loss) before taxes on income, from continuing operations:


                      Domestic                                 $  (5,182)        $  (9,890)       $  (15,992)
                      Foreign                                          -            (3,847)           (8,265)
                                                           ---------------   ---------------   ---------------

                                                               $  (5,182)        $ (13,737)       $  (24,257)
                                                           ===============   ===============   ===============

NOTE 11:-      RELATED PARTY TRANSACTIONS

               a. On April 23, 2001, the Company, Spacenet, and Gilat, a then 51% shareholder of the Company, entered into an agreement pursuant to which the Company would issue approximately 19.4 million shares of its Common stock to Spacenet (or its affiliate--assignee) in full satisfaction of the Company's outstanding obligations to Spacenet amounting to $45.0 million. On May 21, 2001, the Company issued such shares of its Common stock to Gilat Satellite Networks (Holland) B.V. The Company recorded the settlement of the outstanding obligations as a capital contribution in stockholders' equity.

               The Company purchased satellite and other services and previously leased a majority of the computer equipment deployed for the discontinued School Business from Spacenet.

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               Related party debts are due to Gilat and various Gilat controlled entities. These amounts include certain liabilities that are not transferring to rStar and are expected to be eliminated either through payment with existing cash or upon collection of accounts receivables or liquidation of other excluded assets. As of the closing of the StarBand Latin America acquisition, Gilat was not able to remove certain assets and liabilities from these entities and as such has left a related party debt equal to such excess assets. The risks and rewards of these assets and liabilities are with Gilat and therefore in the event that certain receivables are not collected or assets are not realized, there will be a change to amounts due to related parties. It is the intention of Gilat to re-capitalize or forgive any such debts in excess of excluded assets.

               Prior to the closing in 2001 and 2002, related party debts of approximately $9.0 million and $12.0 million, respectively were converted to equity by Gilat. As of the closing there remained approximately $5.0 million of additional debt that Gilat committed to convert to equity.

               Gilat and its affiliates charged rStar and its subsidiaries for equipment, space segment, management services and related costs, during the years ended December 31, 2000, 2001 and 2002 in the amounts of $0, $29.5 million and $6.5 million, respectively.

               b.   Notes receivables from stockholders:

               In August 1999 a majority of the Board of Directors approved the issuance of an immediately exercisable option to purchase 300,000 shares of Common stock to one of the Company's directors at an exercise price of $5.00 per share. The shares were and are subject to a right of repurchase in favor of the Company, which will expire at a rate of one third each anniversary date of the date of grant. In September 1999, the officer exercised the right to purchase the shares. The Company recorded deferred stock compensation of approximately $1.8 million, which is being amortized by a charge to operations over the vesting period of the stock using a graded vesting method. The Company loaned the amount necessary to pay for the aggregate purchase price of the option, which has been collateralized by a full recourse promissory note. The note has a term of four years and bears an interest rate of 5.98%. The promissory note is due in September 2003. This promissory note was amended in April 2001 to provide for the shares to serve as the sole collateral for the loan. Because the note was not deemed to be impared no charge to earnings was recorded upon the change in collateral underlying the loan.

               In September 1999, the Company hired a new chief executive officer. As part of the officer's employment agreement, the Company granted a right to purchase 1,000,000 shares of Common stock at an exercise price of $5.00 per share. The shares are subject to a right of repurchase in favor of the Company, which will expire at a rate of twenty-five percent on the first anniversary of the grant date and one forty-eighth of the shares at the end of each month thereafter. In September

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               1999, the officer exercised his purchase right and the Company recorded deferred stock compensation of approximately $5.0 million, which is being amortized by a charge to operations over the vesting period of the stock using a graded vesting method. The Company loaned the amount necessary to pay for the aggregate purchase price of the restricted stock, collateralized by a full recourse promissory note. The promissory note, was amended in September 2000 to provide for the shares to serve as the sole collateral for the loan, has a payment term of four years and an interest rate of 5.98%. The promissory note is due in September 2003. Because the note was not deemed to be impared, no charge to earnings was recorded upon the change in collateral underlying the loan. In October 2000, the Company terminated its relationship with the chief executive officer and entered into a consulting agreement with the officer that provided for a two year consulting agreement at his then annual base compensation and agreed to provide an office and secretarial expenses. Additionally, the Company surrendered its right to repurchase his restricted shares and canceled his options to purchase the Company's common stock.

               During the year 2002, the Company has recorded an impairment of these loans because of an other than temporary decline in market value and has written off the amount of $6.2 million, due to decline of the fair market value of its shares, which was recorded in the statement of operations.

               c.   Other:

               The Company recorded revenues totaling $11.2 million for sponsorship and advertising for the year ended December 31, 2000, respectively, from affiliates with which it has strategic business alliances. For revenue recognition purposes a party is deemed an affiliate if it shares common board members, owns more than 5% of the Company's stock or is a significant vendor to the Company. All such revenue from affiliates was attributable to discontinued operations.

               The Company paid Aquatic Innovations, Inc., a company owned by the Company's former Chief Executive Officer, approximately $43,000 and $94,000 for office equipment rental and other expenses incurred on our behalf in 2000 and 2001 respectively. This financing arrangement, which was approved by the Board in 1999, was concluded in December 2001.

               During the year 2001, the Company made additional investments of $509,000 consisting of cash advances of $320,000, accrued interest of $15,000, and extended lines of credit of $174,000 to Ask Dr Tech, Inc., a company in which the Company, and two of its directors, are preferred shareholders. Due to operational and financial difficulties of Ask Dr Tech, Inc., the Company wrote off the 2001 additional investments of $509,000, in addition to the initial investment of $770,000 made in March 2000. The total write-off recorded in December 2001 was $1.3 million, of which $1.1 million was recognized in to the income statement, and $174,000 was previously provided.

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               In January 2002, the Company entered into a Settlement Agreement and Mutual Release with Rick Inatome, the Company's former Chief Executive Officer, in connection with claims asserted by Mr. Inatome under his written employment agreement and a written consulting agreement Mr. Inatome entered into with the Company upon his resignation as Chief Executive Officer in October 2000. The agreement provides that Mr. Inatome would receive $182,388 upon execution, plus $275,000 to be paid in twice-monthly installments commencing January 16, 2002 through and including January 31, 2003, plus $6,000 monthly for a full-time secretary and leased office space commencing March 1, 2002 through and including February 28, 2003. At December 31, 2001 this amount was accrued in full, which amounted to approximately $530,000. As of December 31, 2002 $52,000 remained as an obligation.

               A director of the Company was paid $220,000 and $120,000 during the year ended December 31, 2001 and 2002 for consulting services in connection with the StarBand Acquisition Agreement. The consulting services began on February 1, 2001, for an initial term of six months at $20,000 per month, and has continued on a month to month basis at $20,000 per month thereafter. These consulting services were terminated on August 2, 2002.

NOTE 12:-      SELECTED STATEMENTS OF OPERATIONS DATA

               Financial income (expenses), net:

                                                                               YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                      2000              2001              2002
                                                                 ---------------  ----------------  -----------------
                                                                              U.S. DOLLARS IN THOUSANDS
                                                                 ----------------------------------------------------
               Income:
                 Interest on cash equivalents and bank
                   deposits and restricted cash                         $ 5,259          $  1,632             $  792
                 Interest with respect to capital lease                       -               122              1,216

               Expenses:
                 Interest with respect to short-term bank
                   credit, letter of credit costs,  trade
                   payables and other                                         -              (377)            (1,634)
                 Interest with respect to capital lease
                   obligations-continuing operation                        (526)             (450)              (411)
                 Interest with respect to capital lease
                   obligations-discontinued operation                    (4,921)           (1,803)              (409)
                 Other (mainly translation adjustments)                       -            (1,828)              (297)
                                                                 ---------------  ----------------  -----------------

                                                                        $  (188)         $ (2,704)            $ (743)
                                                                 ===============  ================  =================

NOTE 13:-      CUSTOMERS AND GEOGRAPHIC INFORMATION

               The Group operates in one business segment - the marketing and providing of services for very small aperture terminal ("VSAT") satellite earth stations. See Note 1 for a brief description of the Company's business. The Group has adopted

                                          RSTAR CORPORATION AND ITS SUBSIDIAIRES

               SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

          1.   Revenues by geographic area:

               Following is a summary of revenues by geographic area. Revenues are attributed to geographic area, based on the location of the end customers, as follows:

                                                           YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                                2000              2001              2002
                                           ---------------  ----------------  ----------------
                                                        U.S. DOLLARS IN THOUSANDS
                                           ---------------------------------------------------
               Peru                                   $ -           $24,317           $19,029
               Colombia                                 -            17,393             3,313
               Brazil                                   -            13,333             3,494
                                           ---------------  ----------------  ----------------

                                                      $ -           $55,043           $25,836
                                           ===============  ================  ================

          2. Revenues from single customers, which exceed 10% of total revenues in the reported years, as a percentage of total revenue:

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                                2000              2001              2002
                                           ---------------  ----------------  ----------------
                                                        U.S. DOLLARS IN THOUSANDS
                                           ---------------------------------------------------

               Government of Peru                     $-            $15,596           $15,324
                                           ===============  ================  ================

               StarOne                                $-             $4,470            $3,494
                                           ===============  ================  ================

               Government of Colombia                 $-           $16,071               $ -
                                           ===============  ================  ================

          3. The Group's long-lived assets are located in the following countries:

                                                       DECEMBER 31,
                                           -------------------------------------
                                                 2001                2002
                                           -----------------   -----------------
                                                 U.S. DOLLARS IN THOUSANDS
                                           -------------------------------------

               Peru                                  $7,632              $6,918
               Colombia                               3,811               3,341
               Brazil                                 1,809                  79
               United States                          8,679               5,335
                                           -------------------------------------
                                                    $21,931             $15,673
                                           =====================================