Form 10-Q
period 2003-03-31
RSTAR CORP
filed 2003-05-20
CIK 1084561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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



                     1560 SAWGRASS CORPORATE PKWY, SUITE 200
                                SUNRISE, FL 33323
                    (Address of principal executive offices)
               Registrant's telephone number, including area code:
                                 (954) 858-1600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes Y No

The number of shares of the issuer's Common Stock outstanding as of April 30,2003 was 104,529,864.

                                      INDEX

PART I -- FINANCIAL INFORMATION
-------------------------------
ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4        DISCLOSURE CONTROLS
PART II -- OTHER INFORMATION
----------------------------
ITEM 1.       LEGAL PROCEEDINGS
ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.       OTHER INFORMATION
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS


                                         RSTAR CORPORATION

                                             FORM 10-Q

                                    QUARTER ENDED MARCH 31, 2003


PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                               RSTAR CORPORATION AND ITS SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (U.S. dollars in thousands)


                                                                MARCH 31,          DECEMBER 31,
                                                                  2003                 2002
                                                           ------------------   ------------------
                                                               UNAUDITED
ASSETS
Current Assets:
   Cash and cash equivalents                               $           2,235    $           8,163
   Restricted cash                                                     2,228                1,416
   Accounts receivables, net                                          18,683               15,542
   Tax receivable                                                      3,834                3,345
   Other accounts receivable and prepaid expenses                      1,768                2,876
   Inventory                                                           7,630                8,842
                                                           ------------------   ------------------
Total current assets                                                  36,378               40,184

Long term restricted cash                                              3,293                3,659
Long term receivables                                                 11,057                9,028
Property and equipment, net                                           14,708               15,673
Other assets, net                                                        526                  514
                                                           ------------------   ------------------
Total assets                                               $          65,962    $          69,058
                                                           ==================   ==================


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                         RSTAR CORPORATION AND ITS SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (U.S. dollars in thousands)


                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      2003                2002
                                                                              --------------------- ------------------
                                                                                   UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short term bank credit                                                     $              2,291  $           2,315
   Current portion of capital lease obligations                                              1,609              1,809
   Accounts payable                                                                          7,362              7,988
   Due to related parties                                                                   23,228             23,480
   Deferred revenues                                                                         1,462              1,823
   Accrued expenses and other liabilities                                                    5,803              5,439
                                                                              --------------------- ------------------
Total current liabilities                                                                   41,755             42,854

Long-Term Liabilities:
   Other long term liabilities                                                               1,817              1,893
   Long term deferred revenue                                                                1,668              1,614
   Long term capital lease obligations                                                       3,038              3,415
   Liability for distribution to Minority Shareholders                                       5,000              5,000
                                                                              --------------------- ------------------
Total Long-Term liabilities                                                                 11,523             11,922

Stockholders' Equity:
Convertible preferred stock, $0.01 par value Authorized shares-5,000,000,
none issued and outstanding at March 31, 2003 and December 31, 2002                              -                  -
Common stock, $0.01 par value Authorized shares-200,000,000 Issued and
outstanding shares 104,529,864 at March 31, 2003 and December 31, 2002                       1,045              1,045
Additional Paid-in-Capital                                                                 248,227            248,227
Notes receivable from stockholders                                                            (312)              (312)
Treasury stock, at cost  (Common 2,526,315 at March 31, 2003)                               (9,979)            (9,979)
Accumulated other comprehensive loss                                                          (154)              (198)
Accumulated deficit                                                                       (226,143)          (224,501)
                                                                              --------------------- ------------------
Total stockholders' equity                                                                  12,684             14,282
                                                                              --------------------- ------------------
Total liabilities and stockholders' equity                                    $             65,962  $          69,058
                                                                              ===================== ==================


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                              RSTAR CORPORATION AND ITS SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                   (U.S. dollars in thousands)


                                                                                                        THREE MONTHS
                                                                                                       ENDED MARCH 31
                                                                                              ----------------------------------
                                                                                                   2003              2002
                                                                                              ---------------  -----------------
                                                                                                          UNAUDITED
       Revenues:
         Products                                                                             $        4,208   $          8,362
         Services                                                                                      2,425              2,257
                                                                                              ---------------  -----------------
           Total revenues                                                                              6,633             10,619

       Cost of products sold and services:
         Products                                                                                      2,366              6,234
         Services                                                                                      4,055              2,758
                                                                                              ---------------  -----------------
             Total cost of products sold and services revenues:                                        6,421              8,992

                                                                                              ---------------  -----------------
       Gross profit                                                                                      212              1,627
                                                                                              ---------------  -----------------

       Operating Expenses
          Selling, marketing, general and administrative                                               1,925              4,478
                                                                                              ---------------  -----------------
       Operating loss                                                                                 (1,713)            (2,851)

       Financial income (expenses), net                                                                   36               (457)
       Other income                                                                                       42                 10
                                                                                              ---------------  -----------------
       Loss before taxes on income                                                                    (1,635)            (3,298)
       Taxes on income                                                                                     7                147
                                                                                              ---------------  -----------------
        lLoss after taxes on income                                                                   (1,642)            (3,151)
       Loss from discontinuing operations                                                                  -               (930)
                                                                                              ---------------  -----------------
       Net Loss                                                                               $       (1,642)   $        (4,081)
                                                                                              ===============  =================
       Basic and diluted loss per common share:
       from continuing operations                                                             $        (0.01)   $         (0.03)
       from discontinued operations                                                                        -    $         (0.01)
                                                                                              ---------------  -----------------
       Net loss per share                                                                     $        (0.01)   $         (0.04)
                                                                                              ===============  =================
       Weighted average number of stock used in computing basic and diluted net loss per
       share used in calculation of net loss per common share basic and diluted.                     104,530            106,906
                                                                                              ===============  =================

See accompanying Notes to Condensed Consolidated Financial Statements


                                              RSTAR CORPORATION AND ITS SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (U.S. dollars in thousands)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                              ----------------------------------
                                                                                                   2003              2002
                                                                                              ---------------   ----------------
                                                                                                          UNAUDITED
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                 $       (1,642)   $        (4,081)
     Less: loss from discontinued operations                                                               -                930
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                                    1,073              1,224
       Amortization of deferred stock compensation                                                         -                 54
       Increase in trade receivables                                                                  (2,873)            (4,769)
       Deferred income taxes, net                                                                        (80)               (93)
       Decrease in inventories                                                                         1,278              2,302
       Increase in other accounts receivable and prepaid expenses and long
         term receivable                                                                              (1,342)            (2,309)
       Increase (decrease) in trade payables                                                            (626)               713
       Decrease in deferred revenue                                                                     (307)              (313)
       (Decrease) Increase in related parties                                                           (539)               705
       Increase in accrued expenses                                                                       32              1,963
       Decrease in other accounts payable and other long-term liabilities                                256                 40
                                                                                              ---------------   ----------------
     NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING ACTIVITIES                                 (4,770)            (3,634)
     NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS                                    -               (884)
                                                                                              ---------------   ----------------
     NET CASH USED IN OPERATING ACTIVITIES                                                            (4,770)            (4,518)
                                                                                              ---------------   ----------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                                 (108)               (85)
     Proceeds from the sale of property and equipment                                                      -                  -
     Restricted cash, net                                                                               (446)            (3,347)
                                                                                              ---------------   ----------------
     NET CASH USED IN INVESTING ACTIVITIES                                                              (554)            (3,432)
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Short term bank credit, net                                                                         (24)               622
     Payments on capital lease obligations                                                              (577)              (803)
                                                                                              ---------------   ----------------
     NET CASH USED IN FINANCING ACTIVITIES                                                              (601)              (181)
     Effects of exchange rate changes on cash                                                             (3)                 1
                                                                                              ---------------   ----------------
     Decrease in cash and cash equivalents                                                            (5,928)            (8,130)
     Cash and cash equivalents at beginning of period                                                  8,163             37,334
                                                                                              ---------------   ----------------
     Cash and cash equivalents at end of period                                               $        2,235    $        29,204
                                                                                              ===============   ================


     Supplemental Disclosures:
        Cash paid for interest                                                                $          145    $           351
                                                                                              ===============   ================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                                6

                                RSTAR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In addition, certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended March 31, 2003 and 2002, respectively. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2002 included on Form 10K, as filed with the Securities and Exchange Commission on April 15, 2003. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-27029).

On August 2, 2002 (the "Closing"), the Company closed the previously announced StarBand Latin America acquisition and issued 43,103,448 shares of the Company's Common Stock to Gilat-To-Home Latin America (Holland) N.V., an affiliate of Gilat Satellite Networks Ltd. ("Gilat") in exchange for the business of StarBand Latin America (Holland) B.V., and its subsidiaries. In accordance with the terms of the acquisition agreement between Gilat and rStar, while regulatory approvals required for the transfer of certain of the Latin American entities of StarBand Latin America were pending, rStar assumed all rights, obligations and liabilities with respect to the business conducted by those entities, as of the date of the Closing. Accordingly to the closing agreement amended in May 2003, in the event that Gilat cannot obtain such regulatory approvals within twelve months from the closing date, Gilat will transfer to rStar the parent company of such entities. As such, rStar will continue to have control over these entities whether directly or indirectly.

As Gilat is the controlling shareholder of both rStar and StarBand Latin America from January 2001, the acquisition has been accounted for as a combination between entities under common control in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and FASB Technical Bulletin 85-5 "Issues relating to accounting for business combinations" ("FTB 85-5") issue No. 2 relating to Stock Transactions between Companies under Common Control from the date Gilat achieved such common control. As such, no goodwill resulted from the transaction, as originally contemplated in the Closing and historical amounts are presented in a manner similar to a pooling of interests. Accordingly, rStar's 2001 historical financial statements and rStar's 2002 historical quarterly financial statements until the date of the closing have been restated to include the consolidated financial position, results of operations, and cash flows of StarBand as of and for the year ended December 31, 2001 and for the quarters ended March 31, 2002 and June 30, 2002 since Gilat achieved common control over StarBand and rStar which was in January 2001.

NOTE 2: MAJOR CUSTOMERS AND SUPPLIERS

A significant portion of the Company's and its subsidiaries (the "Group") revenues comes from services provided for Gilat in relation to a small number of contracts with foreign governments in Latin America. Revenues from the government of Peru amounted to $4.1 million and $6.1 million in the three months ended March 31, 2003 and 2002, respectively. These services are awarded on a bid-by-bid basis and, as such, are considered non-recurring. See Note 5 for details regarding major customers.

The Group depends on a limited number of suppliers and on a single supplier, which is a related party, for the equipment sold and certain services. If such supplier fails to deliver the necessary equipment and services, the Group may be required to seek alternative sources of supply. A change in suppliers could result in installation delays, which could cause a possible loss of sales and, consequently, could adversely affect the Group's results of operations and cash position. See Note 7 for detail regarding related parties transactions.

NOTE 3: CRITICAL ACCOUNTING POLICIES AND ESTIMATES

a.   General:

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's annual report on Form 10K as filed with the Securities and Exchange

Commission on April 15, 2003 are those that depend most heavily on these judgments and estimates. As of March 31, 2003, there have been no material changes to any of the critical accounting policies contained therein.

b.   Impact of recently issued accounting standards:

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is evaluating the possible impact of the new interpretation and does not expect it to have a material effect on its financial position or result of operations.

NOTE 4: SHAREHOLDERS EQUITY


     a.   Stock options plans:

               The following table summarizes information about stock options outstanding as of March 31, 2003:

                                                                               Weighted average
                                                         Number of options      exercise price
                                                         ------------------    ------------------
          Outstanding at December 31, 2002                   2,086,788              $ 0.29
          Forfeited                                            (18,329)             $ 0.15
                                                         ------------------    ------------------

          Outstanding at March 31, 2003 (unaudited)          2,068,459              $ 0.29
                                                         ==================    ==================

     b.   Accounting for Stock-Based Compensation:

               The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock options. Under APB No. 25, when the exercise price of an employee's options equals or is higher than the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), pro-forma information regarding net income (loss) and income (loss) per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

               The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rates of 3% for each of 2003 and 2002; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the Common Stock of 0.82 and 0.42 for 2003 and 2002, respectively; and a weighted-average expected life of the option of 3.5 years for each of 2003 and 2002.

               The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

                                                                                     Three months ended March 31,
                                                                                 ------------------------------------
                                                                                     2003                   2002
                                                                                 -------------          -------------
               Net Loss as reported                                               $    (1,642)           $    (4,081)
               Deduct:  Stock-based  compensation  expenses determined
               under fair value method for all awards,  net of related
               tax effects:                                                                                        6
                                                                                 -------------          -------------
               Pro forma net loss                                                 $    (1,642)           $    (4,087)
                                                                                 =============          =============
               Loss per share:
               Basic and diluted, as reported                                     $     (0.01)           $     (0.04)
                                                                                 =============          =============
               Basic and diluted, pro forma                                       $     (0.01)           $     (0.04)
                                                                                 =============          =============
               Net loss from continuing operations as reported                         (1,642)                (3,151)
               Deduct:  Stock-based compensation expenses related to
               continuing operations determined under fair value
               method for all awards, net of related tax effects:                           3                      6
                                                                                 -------------          -------------
               Pro forma loss) from continuing operations                         $    (1,645)           $    (3,157)
                                                                                 =============          =============
               Loss per share from continuing operations:
               Basic and diluted, as reported                                     $     (0.01)           $     (0.03)
                                                                                 =============          =============
               Basic and diluted, pro forma                                       $     (0.01)           $     (0.03)
                                                                                 =============          =============

                                RSTAR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 5:-CUSTOMERS AND GEOGRAPHIC INFORMATION

The Group operates in one business segment - the marketing and providing of services for very small aperture terminal ("VSAT") satellite earth stations. See
Note 1 for a brief description of the Company's business. The Group has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

1.   Revenues by geographic area:

Following is a summary of revenues by geographic area. Revenues are attributed to geographic area, based on the location of the end customers, as follows:

                                                  THREE MONTHS
                                                  ENDED MARCH 31
                                       ---------------------------------
                                            2003             2002
                                       ---------------  ----------------

               Peru                     $       5,407    $        7,634
               Colombia                         1,146               475
               Brazil                              80             2,510
                                       ---------------  ----------------

                                        $       6,633    $       10,619
                                       ===============  ================

2. Revenues from single customers, which exceed 10% of total revenues in the reported years, as a percentage of total revenue:

                                                  THREE MONTHS
                                                 ENDED MARCH 31,
                                       ---------------------------------
                                            2003             2002
                                       ---------------  ----------------
               Government of Peru       $       4,079    $        6,054
                                       ===============  ================

3.   The Group's long-lived assets are located in the following countries:

                                           MARCH 31,           DECEMBER 31,
                                             2003                  2002
                                   ------------------------  -----------------
                                           UNAUDITED
                                   ------------------------  -----------------

                                   ------------------------  -----------------
               Peru                 $                6,438    $         6,918
               Colombia                              3,090              3,341
               Brazil                                  177                 79
               United States                         5,003              5,335
                                   ------------------------  -----------------
                                    $               14,708    $        15,673
                                   ========================  =================


NOTE 6: NET LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted loss per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with SFAS No. 128, "Earnings per Share".

The following table presents the calculation of unaudited basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                            2003                    2002
                                                                                     -------------------   ---------------------
Net loss from continuing operations                                                  $           (1,642)    $            (3,151)
Loss from discontinued operations                                                                     -                    (930)
                                                                                     -------------------   ---------------------
Loss applicable to common stockholders                                               $           (1,642)    $            (4,081)
                                                                                     ===================   =====================
Weighted-average shares of common stock outstanding                                             104,530                 106,906
Less: weighted-average shares subject to repurchase
Weighted-average shares of common stock outstanding used in computing basic net
loss per common share                                                                           104,530                 106,906

Basic and diluted net loss per common share from continuing operations               $            (0.01)    $             (0.03)
Basic and diluted net loss per common share from discontinued operations             $                -     $             (0.01)
Basic and diluted net loss per common share                                          $            (0.01)    $             (0.04)

For the three months ended March 31, 2003 and 2002, we have excluded all convertible preferred stock, warrants to purchase common and preferred convertible stock, outstanding stock options and stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive. At March 31, 2003 there are 1,959,524 shares exercisable at an average exercise price of $.29.

NOTE 7: - RELATED PARTY TRANSACTIONS

Related party debts are due to Gilat and various Gilat controlled entities. These amounts include certain liabilities that are not transferring to rStar and are expected to be eliminated either through payment with existing cash or upon collection of accounts receivables or liquidation of other excluded assets. As of the closing of the StarBand Latin America acquisition, Gilat was not able to remove certain assets and liabilities from these entities and as such has left a related party debt equal to such excess assets. The risks and rewards of these assets and liabilities are with Gilat and therefore in the event that certain receivables are not collected or assets are not realized, there will be a change in amounts due to related parties. It is the Gilat's intention to re-capitalize or forgive any such debts in excess of excluded assets. Gilat has committed not to require repayment of this obligation during 2003 although it is anticipate that a significant portion will be due in 2003.

Prior to the closing of the acquisition of StarBand Latin America in August 2002, related party debts of approximately $9.0 million and $12.0 million, in 2001 and 2002, respectively were converted to equity by Gilat. Gilat is committed to convert the remaining $5.0 million of additional debt to equity.

Gilat and its affiliates charged rStar and its subsidiaries for equipment, space segment, management services and related costs, 1.7 and 1.2 million during the quarter ended March 31, 2003 and 2002, respectively. Additional the Company recorded a reduction of maintanence expense of $800,000 for the three months ended and a reduction of the payable to Gilat.

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

     At the time of the closing of the StarBand Latin America Acquisition, the legal transfer of some of the Latin American entities to be transferred to us was and remains pending government regulatory approvals. Pursuant to a closing agreement entered into by rStar and Gilat at the closing of the acquisition, if these approvals are not obtained by August 2, 2003, and amended May 2003, Gilat will transfer to rStar the parent company of such entities. Despite the pending transfers, rStar obtained all rights, obligations and liabilities with respect to the businesses conducted by the entities as of August 2, 2002.

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

     In connection with our change in business focus, we underwent significant reductions-in-force during 2001 and 2002. These actions, combined with attrition, reduced our headcount approximately 85% from 120 employees at December 31, 2001 to 18 employees as of June 30, 2002. In connection with the StarBand Latin America acquisition, the employment of remaining employees was terminated, including the then current CEO and the CFO during the third quarter ended September 30, 2002. Total severance costs associated with these actions equaled approximately $735,000 for the twelve months of 2001, and approximately $2.2 million for the twelve months ended December 31, 2002. These costs have been charged to operations. Also in connection with the StarBand Latin America acquisition, we obtained through subsidiary companies of StarBand Latin America approximately 115 employees, most of whom are located in Latin America and have increase our head count to approximately 200 employees as of April 30, 2003. In addition, Gilat has provided headquarters personnel during the transition period. It is anticipated that we will increase our headcount in the near term to match the demand in the market.

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

Cost of Revenues:

Cost of revenues, for both products and services, includes the cost of system design, equipment, satellite capacity, and third party maintenance and installation. For equipment contracts, cost of revenues is expensed as revenues are recognized. For network service contracts, cost of revenues is expensed as revenues are recognized over the term of the contract. For maintenance contracts, cost of revenues is expensed as the maintenance cost is incurred or over the term of the contract. Gilat has agreed to reimburse the Company up to $2.0 million for excess maintanence cost related to energy design problems on the Columbia network. During the three months ended March 31, 2003 maintanence expense was reduce by $800,000 under this agreement.

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

Other Operating Data

The following information for the three months ended March 31, 2003 and 2002 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's annual Form 10-K for the year ended December 31, 2002.

The following table sets forth certain operating data and the percentage increase or decrease from the prior period:

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                                  UNAUDITED             INCREASE
                                                         ----------------------------  (DECREASE)
                                                              2003          2002       PERCENTAGE
                                                         --------------- ------------ ------------
               Revenues:
                 Products                                         $4,208      $8,362       50%
                 Services                                          2,425       2,257       (7%)
                                                         --------------- ------------ ------------
                   Total revenues                                  6,633      10,619      (38%)
               Cost of revenues:
                 Products                                          2,366       6,234       62%
                 Services                                          4,055       2,758       47%
                                                         --------------- ------------ ------------
                     Total cost of revenues:                       6,421       8,992      (29%)
               Gross profit                                          212       1,627      (87%)
                                                         --------------- ------------ ------------
               Operating Expenses
                  Selling, marketing, general and
               administrative                                      1,925       4,478      (57%)
                                                         --------------- ------------ ------------
               Operating loss                                     (1,713)    (2,851)      (40%)
               Financial income (expenses), net                       36       (457)      108%
               Other income                                           42          10     (320%)
                                                         --------------- ------------ ------------
               Loss before taxes on income                        (1.635)    (3,298)      (50%)
               Taxes on income                                         7         147      (95%)
                                                         --------------- ------------ ------------
               Loss after taxes on income                         (1,642)    (3,151)      (48%)
               Loss from discontinuing operations                      -       (930)        -
                                                         --------------- ------------ ------------
               Net loss                                          $(1,642)   $(4,081)      (60%)
                                                         =============== ============ ============
               Basic and diluted loss per common share:
               from continuing operations                        $(0.01)     $(0.03)      (67%)
               from discontinued operations                            -     $(0.01)        -
                                                         --------------- ------------ ------------
               Net loss per share                                $(0.01)     $(0.04)      (75%)
               Weighted average number of stock used in
               computing basic and diluted net loss per
               share  used in calculation of net loss
               per common share basic and diluted:               104,530     106,906       (2%)
                                                         =============== ============ ============

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

         For the three months ended March 31, 2003, we were not awarded any new projects. Gilat has been awarded certain projects in Latin America in 2002 and 2003 and it is expected that we will be providing certain services under such contracts. As such, we expect that our recurring revenue will increase in the near future.

         PRODUCTS

         Revenues from product sales and installations decreased $4.2 million (50%) from $8.4 million for the three months ended March 31, 2002 to $4.2 million as for the three months ended March 31, 2003. This decrease in revenue was attributable mainly to a decrease in the implementation of new projects during 2003. Product sales and installations typically occur during the beginning of project implementation. Accordingly, since we did not record any revenue from new bids in 2003, there was a corresponding reduction in the amount of product revenues.

         SERVICES

         Revenues from services increased $168,000 (7%) from $2.3 million for the three months ended March 31, 2002 to $2.4 million for the three months ended March 31, 2003. This increase was attributable primarily to (i) the implementation of bids won in 2001, which were implemented in 2002 and 2003.

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

         PRODUCTS

         For the three months ended March 31, 2003, cost of revenues related to products decreased $3.8 million (62%) from $6.2 million for the three months ended March 31, 2002 to $2.4 million for the three months ended March 31, 2002. This decrease was attributable to a decrease in product sales revenue in 2003.

         SERVICES

         For the three months ended March 31, 2003, cost of revenues from services increased $1.3 million (47%) from $2.8 million for the three months ended March 31, 2002 to $4.1 million for the three months ended March 31, 2003. The increase was attributable to the increased traffic on the networks we service and increased maintenance costs related to the operation of the networks. Other than installation services, cost of revenues consisted primarily of operational expenses for our existing networks in Colombia and Peru.


SELLING, MARKETING, GENERAL AND ADMINISTRATIVE

         Selling, marketing, general and administrative expenses represent the costs of personnel and overhead associated with our efforts to obtain contracts and new business in Latin America with Internet Service Providers (ISP's), PTTs, government entities and other providers to offer high-speed Internet access and telephony services via satellite. Selling, marketing, general and administrative expenses for continuing operations for the three months ended March 31, 2003 and 2002 were approximately $1.9 million and $4.5million, respectively. The decrease of $2.6 million (57%) in this expense in 2003 was attributable to selling and marketing efforts associated with project awards in Peru and Colombia of 530,000 during the prior year and as such resulted in higher than normal management fees charged by a Gilat affiliate for such sales and marketing assistance and the reduction of former rStar personnel and related cost of 2.1million. In addition, the decrease in this expense is attributable to professional and consulting costs relating to the StarBand Latin America acquisition, which were incurred in the prior year quarter totaled approximately $250,000.

FINANCIAL EXPENSES, NET

         Financial expenses include interest income, interest expenses and foreign currency gains and losses. Financial expense was $ (36,000) and $ 457,000 for the three months ended March 31, 2003 and 2002 respectively. The increase for the three months ended March 31, 2003 over 2002 was the result of foreign exchange losses in Brazil and Colombia. Interest expenses and interest income during the three months ended March 31, 2003 declined by (67%) and (18%), respectively since the three months ended March 31, 2002, primarily as a result of a combination of diminishing cash balances available for investment at lower interest rates and a reduction in interest expenses relating to the expiration of significant capital lease obligation during 2002 and a conversion of debt to equity with a related party lease, Spacenet Inc., a wholly owned subsidiary of Gilat.

LOSS FROM DISCONTINUED OPERATIONS

         We discontinued all operational components of rStar, which was mainly the AutoNetworks business in 2002. As of the first quarter of 2003, there were no further costs incurred for discontinued operations. For the three months ended March 31, 2002, approximately $0.9 million of costs were incurred relating the AutoNetworks business. As of March 31, 2001 all the losses from the discontinuation of the advertiser-supported business serving the education market had been recognized. The discontinuation of this business resulted in $18.3 million loss for the three months ended 2001 primarily consisting of a $5.9 million charge recorded to cover principally the cost of excess space segment bandwidth consumed by the School Business that resolved a discrepancy between Spacenet and the Company and $9.0 million impairment charges to reflect a revised estimate of the net proceeds to be obtained from the sale of School Business assets and $6.0 million in costs related to the remaining operational components of rStar primarily the discontinued AutoNetworks' operations. Partially offsetting these charges were actual expenses that were lower than the original estimates for which a reserve was established in March 2000. The remainder of the loss in 2001 resulted from the presentation of discontinued operations of the operational components of rStar which was mainly the AutoNetworks business.


LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. For the three months ended March 31, 2003, net cash used by operating activities was approximately $4.8 million consisting of approximately $722,000 of net loss offset by non-cash charges of approximately $1.1 million relating to depreciation. In addition, trade receivables increased by approximately $2.9 million, and other receivables and prepaid expenses (including long-term receivables) increased by approximately $1.4 million. This overall increase was attributable to revenue recorded from our projects in Peru. These uses of cash were offset by decreasing our inventory by approximately $1.3 million. This compares to similar cash used in the three months ended March 31, 2002 of approximately $4.5 million.

         INVESTING ACTIVITIES. During the three months ended March 31, 2003, we spent approximately $554,000 on investing activities, which was attributable to $108,000 in fixed asset purchases and an increase in restricted cash from our various activities in Peru of approximately $446,000.

         FINANCING ACTIVITIES. During the three months ended March 31, 2003 we spent approximately $601,000 in financing activities, which was primarily attributable to repayments of debt and capital leases.

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

         We have not recorded a provision regarding distribution of dividend to the minority in the year 2003 as management does not believe it is probable that we will make such distribution. However we have recorded a provision of $5.0 million regarding distribution of special distribution to the minority shareholders in year 2004. It is management's current assessment that with the current level of sales in 2003, it is probable that the special distribution will be paid in 2004. However, if the Company is successful in growing its business and increasing its net income during 2003, the special distribution may not need to be paid.

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

         As of March 31, 2003, our short and long term obligations were as follows:

                                                       PAYMENTS DUE BY PERIOD (IN THOUSANDS)
         CONTRACTUAL OBLIGATIONS                                                         2007 AND
                                                   TOTAL         2003       2004-2006     BEYOND
                                                ----------------------------------------------------
         Long-term debt                          $         -   $         -   $        -  $        -
         Convertible subordinated notes                    -             -            -           -
         Capital Lease Obligations                     4,647         1,609        3,038           -
         Operating lease                                  76            63           13           -
         Other long-term obligations                   1,817           397        1,420           -
         Related party obligation                     23,228        23,228            -           -
                                                ----------------------------------------------------
         Total Contractual Cash Obligations      $    29,768   $    25,297   $    4,471  $        -
                                                ====================================================

OFF BALANCE SHEET ARRANGEMENTS

         At March 31 2003, the Company is required to provide guarantees of performance of our work to our customers (usually government entities). Such guarantees are generally provide by Gilat on our behalf. The guarantees are required by contract for our performance during the installation and operational period of long-term rural telephony projects in Latin America. The guarantees for installation typically expire soon after certain milestones are met and guarantees for operations typically expire proportionally over the contract period. Our maximum potential amount of future payments the subsidiaries could be required to make under its guarantees at March 31, 2003 is $30.8 million. We have not recorded any liability for such amounts, as we do not expect that our performance will be unacceptable.


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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

We incurred net losses of approximately $221 million from our inception through March 31, 2003, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have also had significant losses in our operation in Latin America and as of today have not achieved profitability. We expect to have continued net losses and negative cash flows for the foreseeable future. We will need to generate significant additional revenues to achieve profitability. It is possible that we will never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we may be unable to continue our operations. In the event that we do not achieve certain levels of net income for the periods ending June 2003 and June 2004, we will need to pay a special distribution in the form of a dividend to our minority shareholders. See Item 2: "Liquidity and Capital Resources"

WE EXPECT OUR QUARTERLY FINANCIAL RESULTS TO FLUCTUATE, AND OUR RECENT SHIFT TO OUR CURRENT BUSINESS LIMITS MANAGEMENT'S ABILITY TO PREDICT REVENUES AND EXPENSES PRECISELY.

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

GILAT CAN EXERCISE TOTAL CONTROL OVER US. GILAT'S MANAGEMENT CHANGED ON APRIL 15, 2003, AND WE CANNOT BE SURE TO WHAT EXTENT, IF AT ALL, THIS CHANGE WILL AFFECT US.

As of December 31, 2002, Gilat beneficially owned approximately 85% of our common stock. Therefore, Gilat is able to exercise total control over such matters as the election of our directors and other fundamental corporate transactions such as mergers, asset sales, transfer of operations and a sale of our company. Additionally, our Fourth Amended and Restated Certificate of Incorporation permits, as allowed by the Delaware General Corporation Law, Gilat to undertake certain actions without calling and holding a special meeting of stockholders and to call a special meeting of rStar stockholders at any time. Accordingly, the influence of our other stockholders will be limited, which may depress our stock price. Also, we cannot assure you that the interests of Gilat will not, from time to time, conflict with your interests as a stockholder.

On April 15, 2003, Gilat's shareholders elected new board of directors, the majority of whom have not served in the past as directors, officers or employees of Gilat. In addition, Gilat's former CEO, Yoel Gat, has resigned from the Board of directors of our corporation. We cannot guarantee that the new officers and directors of Gilat will not implement changes in rStar's business going forward and, that if such change is implemented, it will not have a material adverse effect on our business going forward.

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

We rely heavily on our strategic alliance relationships with Gilat and its wholly owned subsidiary, Spacenet. Our arrangements with Gilat and Spacenet are complex and, as a result, they entail many risks, including some that we may not have foreseen. It is difficult to assess the likelihood of occurrence of these risks, including the lack of success of the overall arrangements to meet the parties' objective or the financial condition of Gilat and its affiliates. For example, Gilat recently consummated a restructuring plan with some of its creditors. It is unclear whether this plan will affect our relationship with Gilat. If we fail to maintain these relationships, as anticipated, or if our partners do not perform to our expectations, the performance of our networks, and our ability to generate revenues, may be harmed.

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

On February 14, 2002 we received a notice from the NASDAQ Stock Market that, pursuant to Marketplace Rule 4450(a)(5), our stock could be delisted from the NASDAQ National Market because the stock failed to close above a minimum bid price of $1.00 during the preceding 30 consecutive trading days. Subsequently, we were, in fact, delisted from the NASDAQ National Market System and began trading on the NASDAQ SmallCap market. Our stock has failed to close above a minimum bid price of $1.00 for an extended period of time. On August 27, 2002, we were notified that we had until February 10, 2003, to comply with the minimum bid price requirement. On February 3, 2003 we held a Special Meeting of our shareholders and approved an amendment to the Final Amended and Restated Certificate of Incorporation to effect a reverse stock spilt of our common stock, pursuant to which ten outstanding shares would be converted into one share of common stock. The resolution authorized the Board of Directors to select to act anytime in the following twelve-month period to effect the reverse stock split. Concurrent with the stockholders special meeting, NASDAQ proposed certain regulatory changes which could render the reverse stock split unnecessary. On March 3, 2003, we received a notice from the NASDAQ stating that the NASDAQ Listing Qualifications Panel had determined to continue the listing of our securities on the NASDAQ Small Cap Market, pursuant to a 90-day extension to allow for developments in the rule-making process. As such, on or before June 3, 2003, we must demonstrate a closing bid price of at least $1.00 per share. Should the NASDAQ rules change or should the June 3 deadline date remain unchanged, the Board of Directors will determine whether to implement the reverse stock split. There can, however, be no assurances that we will be in compliance with all of the other requirements for continued listing on the Small Capital National Market.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in high-credit money market funds. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2003 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. We are also exposed to foreign currency risk as the result of our contracts in Latin America. We attempt to mitigate such risk by entering into contracts denominated in US dollars, however this is not always possible and as such we are exposed to changing exchange rates primarily in Peru, Colombia and Brazil.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information to be required to be disclosed by us in reports that we file or submit under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about March 3, 2003, Comerica Bank - California, located in California, brought an action against us in the Superior Court for the County of Los Angeles for breach of contract in connection with an equipment lease agreement. The case has been settlement including a dismissal with prejudice of the lawsuit.

In March 2001 rStar filed an action against On Technology Corporation (OTC) and subsequently OTC filed a counter claim. In May 2003 the parties agreed to settle these claims and the settlement is currently being documented and is expected to include a dismissal with prejudice of the law suit.

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

(d)  Use of Proceeds Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 3, 2003, we held a special meeting of our shareholders who voted and approved an amendment to the Fourth Amended and Restated Certificate of Incorporation to effect a reverse stock split of our Common Stock, pursuant to which ten outstanding shares would be converted into on share of Common Stock. The resolution authorized the Board of Director to act anytime in the following twelve-month period to implement the reverse stock split. 88,832,347 votes were cast in favor of the reverse stock split, 2,160 votes were cast against the reverse stock split and no votes abstained with respect to the reverse stock split.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(a)  Exhibits

Exhibit 99.01-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.02-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                    RSTAR CORPORATION
                                    (Registrant)
                                    By:           /s/ SAMER SALAMEH
                                                  Samer Salameh
                                                  CHIEF EXECUTIVE OFFICER
                                                  (PRINCIPAL EXECUTIVE OFFICER)

                                    By:           /s/ Julia M. Decker
                                                  Julia M. Decker
                                                  CONTROLLER
                                                  (PRINCIPAL FINANCIAL OFFICER)
Date:  May 20 , 2003

                                 CERTIFICATIONS


I, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ SAMER SALAMEH                      Date   May 20 , 2003
Samer Salameh,
Chief Executive Officer

I, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ JULIA M.DECKER                               Date   May 20, 2003
Julia M Decker
Controller (Principal Financial Officer)