Form 10-Q
period 2003-06-30
RSTAR CORP
filed 2003-08-14
CIK 1084561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes Y No

The number of shares of the issuer's Common Stock outstanding as of July 31,2003 was 104,529,864.

                                      INDEX




PART I -- FINANCIAL INFORMATION
-------------------------------
ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
              SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED) CONDENSED
              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTHS
              ENDED JUNE 30, 2003 AND 2002 (UNAUDITED) NOTES TO CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4        DISCLOSURE CONTROLS
PART II -- OTHER INFORMATION
----------------------------
ITEM 1.       LEGAL PROCEEDINGS
ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.       OTHER INFORMATION
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS


                                                      RSTAR CORPORATION

                                                          FORM 10-Q

                                                 QUARTER ENDED JUNE 30, 2003


PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                           RSTAR CORPORATION AND ITS SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (U.S. dollars in thousands)


                                                                                        JUNE 30,           DECEMBER 31,
                                                                                          2003                 2002
                                                                                    ------------------   ------------------
                                                                                        UNAUDITED
         ASSETS

         Current assets:
            Cash and cash equivalents                                               $           3,815    $           8,163
            Restricted cash                                                                     1,863                1,416
            Accounts receivables, net                                                          16,165               15,542
            Tax receivable                                                                      1,152                  546
            Other accounts receivable and prepaid expenses                                      2,760                2,876
            Inventory                                                                           8,240                8,842
                                                                                    ------------------   ------------------
         Total current assets                                                                  33,995               37,385

         Long-term restricted cash                                                              2,702                3,659
         Long-term tax receivable                                                               2,179                2,799
         Long-term receivables                                                                 22,749                9,028
         Property and equipment, net                                                           14,462               15,673
         Other assets, net                                                                        325                  514
                                                                                    ------------------   ------------------
         Total assets                                                               $          76,412    $          69,058
                                                                                    ==================   ==================


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                           RSTAR CORPORATION AND ITS SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (U.S. dollars in thousands)


                                                                                         JUNE 30,          DECEMBER 31,
                                                                                           2003                2002
                                                                                   -------------------- -------------------
                                                                                        UNAUDITED
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Short-term bank credit                                                     $                330 $            2,315
        Current portion of capital lease obligations                                              1,448              1,809
        Accounts payable                                                                          9,433              7,988
        Due to related parties                                                                   20,811             23,480
        Deferred revenues                                                                         1,865              1,823
        Taxes payable                                                                             1,647                 --
                                                                                   -------------------- -------------------
        Accrued expenses and other liabilities                                                    6,004              5,439
                                                                                   -------------------- -------------------
     Total current liabilities                                                                   41,538             42,854

     Long-term liabilities:
        Other long-term liabilities                                                               1,627              1,893
        Long-term deferred revenue                                                                1,879              1,614
        Long-term capital lease obligations                                                       2,657              3,415
        Long-term deferred tax                                                                    1,278                 --
        Liability for distribution to minority shareholders                                       5,000              5,000
                                                                                   -------------------- -------------------
     Total long term liabilities                                                                 12,441             11,922

     Stockholders' equity:
     Common stock, $0.01 par value authorized shares- 200,000,000 issued and
     outstanding shares 104,529,864 at June 30, 2003 and December 31, 2002                        1,045              1,045
     Additional Paid-in-Capital                                                                 248,227            248,227
     Notes receivable from stockholders                                                           (312)              (312)
     Treasury stock, at cost                                                                    (9,979)            (9,979)
     Accumulated other comprehensive loss                                                            10              (198)
     Accumulated deficit                                                                      (216,558)          (224,501)
                                                                                   -------------------- -------------------
     Total stockholders' equity                                                                  22,433             14,282
                                                                                   -------------------- -------------------
     Total liabilities and stockholders' equity                                    $             76,412 $           69,058
                                                                                   ========================================


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                           RSTAR CORPORATION AND ITS SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                 (U.S. dollars in thousands)


                                                                              THREE MONTHS                    SIX MONTHS
                                                                              ENDED JUNE 30                 ENDED JUNE 30
                                                                          2003            2002          2003              2002
                                                                     -------------    ------------ ---------------     ----------
       Revenues:
         Products                                                         $14,018          $2,458         $18,002        $10,820
         Services                                                         *10,402           2,984         *13,051          5,241
                                                                     -------------    ------------ ---------------     ----------
           Total revenues                                                  24,420           5,442          31,053         16,061

       Cost of products sold and services:
         Products                                                           4,543           1,818           6,924          8,052
         Services                                                           4,660           4,663           8,700          8,121
                                                                     -------------    ------------ ---------------     ----------
             Total cost of products sold and services revenues:             9,203           6,481          15,624         16,173

                                                                     -------------    ------------ ---------------     ----------
       Gross profit                                                        15,217         (1,039)          15,429          (112)
                                                                     -------------    ------------ ---------------     ----------

       Operating expenses
          Selling, marketing, general and administrative                    2,847           3,639           4,772          7,486
                                                                     -------------    ------------ ---------------     ----------
       Operating income (loss)                                             12,370         (4,678)          10,657        (7,598)

       Financial income (expenses), net                                     (353)           (135)           (316)          (572)
       Other income (expense)                                                  16            (10)              59             49
                                                                     -------------    ------------ ---------------     ----------
       Income (loss) before taxes on income                                12,033         (4,823)          10,400        (8,121)
       Taxes (benefit) on income                                            2,449           (205)           2,457          (352)
                                                                     -------------    ------------ ---------------     ----------
       Income (loss) after taxes (benefit) on income                        9,584         (4,618)           7,943        (7,769)
       Loss from discontinuing operations                                      --           (509)              --        (1,439)
                                                                     -------------    ------------ ---------------     ----------
       Net income (loss)                                                   $9,584        $(5,127)          $7,943       $(9,208)
                                                                     =============    ============ ===============     ==========
       Basic and diluted income (loss) per common share:
         from continuing operations                                         $0.09         $(0.05)           $0.08        $(0.07)
         from discontinued operations                                          --         $(0.00)              --        $(0.01)
                                                                     -------------    ------------ ---------------     ----------
       Net income (loss) per common share                                   $0.09         $(0.05)          $0. 08        $(0.08)
                                                                     =============    ============ ===============     ==========
       Weighted average number of shares outstanding used in
        computing                                                         104,530         106,906         104,530        106,906
       basic net income (loss) per share:
                                                                     =============    ============ ===============     ==========
       Weighted average number of shares outstanding used in
        computing                                                         105,176         106,906         104,934        106,906
       diluted net income (loss) per share
                                                                     =============    ============ ===============     ==========


* Including revenues from related parties in the amount of $6,741 for the six and three months ended June 30, 2003.


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                           RSTAR CORPORATION AND ITS SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (U.S. dollars in thousands)


                                                                                                          SIX MONTHS
                                                                                                        ENDED JUNE 30
                                                                                                 2003                2002
                                                                                            ----------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                                   $ 7,943          $ (9,208)
Less: income (loss) from discontinued operations                                                         --            (1,439)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation                                                                                        1,914              3,251
  Amortization of deferred stock compensation                                                            --                140
  Decrease (increase) in deferred income taxes, net                                                   1,958              (110)
  (Increase) decrease in trade receivables                                                            (495)                650
  Decrease (increase) in inventories                                                                    493              (266)
  Decrease in other accounts receivable and prepaid expenses                                            472                 789
  Increase in long-term receivables                                                                (13,721)             (5,669)
  (Decrease) increase in trade payables                                                               (666)                 620
  (Decrease) in deferred revenue                                                                      (269)               (639)
  (Decrease) increase  in related parties                                                             (680)               1,987
  Increase (decrease) in accrued expenses                                                               312             (3,735)
  Increase in other accounts payable and other long-term liabilities                                   1240               2,409
                                                                                            ----------------     ---------------

NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING ACTIVITIES                                    (1,499)             (8,342)
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS                                       --             (1,439)
                                                                                            ----------------     ---------------
NET CASH USED IN OPERATING ACTIVITIES                                                               (1,499)             (9,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                    (919)               (948)
Proceeds from the sale of property and equipment                                                         --               1,761
Restricted cash, net                                                                                    549                 977
                                                                                            ----------------     ---------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                                   (370)               1,790

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit, net                                                                         (1,446)               (728)
Repayment of long term debt                                                                           (539)                   -
Borrowing of long term debt                                                                               -               2,632
Payments on capital lease obligations                                                                 (520)             (1,937)
                                                                                            ----------------     ---------------
NET CASH USED IN FINANCING ACTIVITIES                                                                (2505)                (33)
Effects of exchange rate changes on cash                                                               (26)                 255
                                                                                            ----------------     ---------------
Decrease in cash and cash equivalents                                                               (4,348)             (7,769)
Cash and cash equivalents at beginning of period                                                      8,163              37,334
                                                                                            ----------------     ---------------
Cash and cash equivalents at end of period                                                          $ 3,815            $ 29,565
                                                                                            ================     ===============

Supplemental Disclosures
 Cash paid for interest                                                                               $ 122               $ 308
                                                                                            ================     ===============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      RSTAR CORPORATION AND ITS SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003



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

rStar Corporation and its subsidiaries the ("Company"), in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2003 and 2002, respectively. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2002 included on Form 10K, as filed with the Securities and Exchange Commission on April 15, 2003. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-27029).

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

As part of the second amended and restated acquisition agreement Gilat granted rStar's stockholders the right to receive a certain cash distribution from rStar (the "Special Distribution"). In accordance with the Agreement, in the event that the the StarBand Latin America Business ("SLA Business"), as defined below, does not achieve certain net income targets agreed to by the parties during each of the one year periods ended June 30, 2003 and June 30, 2004, rStar stockholders of record as of June 30, 2003 or June 30, 2004 will be entitled to their pro rata share of a Special Distribution equal to either $ 2.5 million or $ 5.0 million in cash, depending upon SLA Business' net income. Specifically,
(i) if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is less than or equal to $ 1.6 million, the Special Distribution shall be $ 5.0 million, (ii) if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is greater than $ 1.6 million and less than or equal to $ 2.5 million, the Special Distribution shall be $2.5 million, (iii) if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is greater than $ 2.5 million, the Special Distribution shall be zero,
(iv) if the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is less than or equal to $ 11.0 million, the Special Distribution shall be $ 5.0 million, (v) if the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is greater than $ 11.0 million and less than or equal to $ 16.5 million, the Special Distribution shall be $ 2.5 million, and (vi) if the net income for the SLA Business for the period from July 1, 2003 through June 30, 2004 is greater than $ 16.5 million, the Special Distribution shall be zero. Gilat guarantees the payment of the Special Distribution. As for the year ended June 30, 2003, consolidated net income was approximately $3.1 million. No extraordinary items of gain or loss existed and no amortization of goodwill and other intangible assets existed. As the Net Applicable Income for the year ended June 30, 2003 was above $ 2.5 million, no provision was needed for the first distribution. Notwithstanding, rStar has provided in its financial statements a $ 5 million provision for the second distribution as of December 31, 2002 as management's current assessment is that it is probable that the special distribution will be paid in 2004. However, if rStar is successful in growing its business and increasing its net income during 2003 and 2004, the special distribution may not need to be paid in part or at all.

According to the Certificate of Incorporation of rStar, the SLA Business means the business of (a) implementing, operating and marketing broadband Internet access services and voice services to consumers and small office and home office subscribers in Latin America; (b) providing in Latin America a bundled product with direct-to-home television services using a single satellite dish; and (c) providing in Latin

America such new technologies and products relating to the foregoing as Gilat Satellite Networks Ltd. may in the future develop or make available to StarBand Communications Inc., which shall be offered to the Corporation upon commercially reasonable terms via a two-way satellite-based network, together with the related assets, licenses, rights, management, employees experience and know-how, in each case, as conducted by the Corporation either directly or through one or more direct or indirect subsidiaries, including, without limitation, StarBand Latin America (Holland) B.V. ("SLA').

rStar's management has determined that the following operations are included in the SLA Business: (i) StarBand Latin America (Holland) B.V (ii) Gilat Colombia S.A. E.S.P (iii) Gilat To Home Peru S.A. (iv) Gilat To Home Brazil Holding Ltda.
(v) Gilat To Home Brazil Ltda (vi) Gilat Florida Inc. and (vii) intercompany agreements to provide services in Latin America with Gilat or its subsidiaries . In addition, certain expenses were allocated from rStar to the SLA Business. See also Note 1 - Related parties transactions.

The Applicable Net Income used in connection with the Special Distribution as stated above is defined as follows:

Consolidated net income (excluding extraordinary items of gain or loss and before the amortization of goodwill and other intangible assets) generated during the preceding 12-month period, by the SLA Business (as defined above), in each case: as determined in accordance with generally accepted accounting principles in the United States of America as in effect from time to time consistently applied.


RELATED PARTY TRANSACTIONS


Related party debts are due to Gilat and various Gilat controlled entities. As of the closing of the acquisition, see Note 1, Gilat was not able to physically remove certain assets and liabilities, which were not part of the acquisition agreement, from subsidiaries prior to such subsidiaries being 100% transferred into StarBand. As such, SLA Business has recorded a related party debt equal to the net of assets and liabilities due back to Gilat. These amounts are expected to be eliminated either through payment with existing cash or upon collection of accounts receivables or liquidation of other assets which are due back to Gilat. Once the assets due back to Gilat have been exhausted as a method of financing the repayment of this related party debt.

Prior to the closing of the acquisition of StarBand Latin America in August 2002, related party debts of approximately $9.0 million and $12.0 million, in 2001 and 2002, respectively were converted to equity by Gilat. Gilat is committed to convert the remaining $5.0 million of additional debt to equity.

Gilat and its affiliates charged rStar and its subsidiaries for equipment, space segment, management services and related costs, totaling $3.3 million and $3.2 million for the three months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003 and 2002 such charges amounted to $ 4.6 million and $ 5.8million,respectively.

Additionally the Company entered into the follow agreements with Gilat affiliates:
Representative agreement signed between a Gilat affiliate and the Company, according to which, Gilat compensates the Company for services supplied to Gilat affiliates, which were required for Gilat to be award government bids in Colombia. For the services received beginning in August 2002, Gilat has paid a commission equal to 3.5% of the gross proceeds of the bids. The total amount recognized as service revenues for the 6 month ended June 30, 2003 was $2.2 million.

Representative agreement signed between a Gilat affiliate and the Company, according to which, Gilat compensates the Company for services supplied to a Gilat affiliate, which were required for Gilat to be awarded a government bid in Brazil. For the services received beginning in November 2002, Gilat has paid a commission equal to 3.5% of the gross proceeds of the bid. The total amount recognized as service revenues for the 6 month ended June 30, 2003 was $0.9 million.

Software license Agreement signed between a Gilat affiliate and the Company, according to which, the Company sold two copies of the licensed software to Gilat for subleasing to Gilat's Colombian subsidiaries. The total amount recognized for the 6 month ended June 30, 2003 was $0.6 million.

Engineering, Procurement and Construction Management Agreements signed between two Gilat affiliates and a subsidiary of the Company on June 30, 2003, according to which the Company will provide services to the Gilat affiliates. Engineering, Procurement and Construction Management services relating to the implementation and operation of voice and data services for the execution of the Gilat government projects in Colombia. The contracts are for a total of $4.7 million. The total amount recognized for the 6 month ended June, 2003 was $3.4 million.

Settlement agreement and general release signed between a Gilat affiliate and the Company in March 2003, according to which, Gilat reimbursed the Company for disputes that arose with regard to certain assets transferred by Gilat to the Company in the closing agreement which the Company had incurred unexpected expenses. The total amount reimbursed for 6 month ended June 30, 2003 was $1.7 million.

NOTE 2: MAJOR CUSTOMERS AND SUPPLIERS


A significant portion of the Company's revenues comes from services provided for Gilat (see related party transactions) in relation to a small number of contracts with foreign governments in Latin America. Revenues from the government of Peru amounted to $ 5.6 million and $ 3.8 million in the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 such revenues amounted to $ 9.3 million and $ 9.8 million, respectively. These services, much like the contracts awarded to Gilat are awarded on a bid-by-bid basis and, as such, are considered non-recurring. See
Note 5 for details regarding major customers. Revenues from StarOne which consist of sales of equipment under long-term capital leases were$ 9.7 million and $-0- for the three months ended June 30, 2003 and 2002 respectively and $9.8 million and $0 for the six months ended June 30, 2003 and 2002, respectively. Revenues from Gilat affiliates amounted to $6.7 million and $-0- for the three months and six months ended June 30, 2003 and 2002 respectively. These services are in connection with contracts awarded to Gilat on a bid -by-bid basis and , as such are considered non-recurring. See Note 7 for details on related party transactions..

The Company depends on a limited number of suppliers, out of which the major one is Gilat, a related party, for the equipment it sells and for certain services. If such supplier fails to deliver the necessary equipment and services, the Company may be required to seek alternative sources of supply. A change in suppliers could result in installation delays, which could cause a possible loss of sales and, consequently, could adversely affect the Company's results of operations and cash position. See Note 7 for detail regarding related parties transactions.


NOTE 3: CRITICAL ACCOUNTING POLICIES AND ESTIMATES


a.   General:

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's annual report on Form 10K as filed with the Securities and Exchange Commission on April 15, 2003 are those that depend most heavily on these judgments and estimates. As of June 30, 2003, there have been no material changes to any of the critical accounting policies contained therein.

b.   Impact of recently issued accounting standards:

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a significant effect on the Company's financial position or operating results.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

The Company does not expect the adoption of SFAS No. 149 to have a material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operation or cash flows.

NOTE 4: SHAREHOLDERS' EQUITY


          a.   Stock options plans:

                    The following table summarizes information about stock options outstanding as of June 30, 2003:

                                                                                            WEIGHTED
                                                                    NUMBER OF                AVERAGE
                                                                     OPTIONS             EXERCISE PRICE
                                                                 ------------------    ------------------
                    Outstanding at December 31, 2002                 2,086,788              $ 0.29
                    Forfeited                                         (419,773)             $ 0.15
                                                                 ------------------    ------------------

                    Outstanding at June 30, 2003 (unaudited)         1,667,015               $ 0.32
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

                    Using SFAS No. 123 has no material effect on any of the periods presented.


NOTE 5:-CUSTOMERS AND GEOGRAPHIC INFORMATION

The Group operates in one business segment - the marketing and providing of services for very small aperture terminal ("VSAT") satellite earth stations. See
Note 1 for a brief description of the Company's business. The Group has adopted
SFAS No. 131, "Disclosures About Segments of an Enterprise and Related
Information" ("SFAS No. 131").

     a.   Revenues by geographic area:

          Following is a summary of revenues by geographic area. Revenues are attributed to geographic area, based on the location of the end customers, as follows:

           IN THOUSANDS                   THREE MONTHS                   SIX MONTHS
                                          ENDED JUNE 30                 ENDED JUNE 30
                                ------------------------------------------------------------
                                      2003            2002            2003         2002
                                --------------------------------   -----------  ------------
          Peru                             $7,322         4,436       $12,729       $12,070
          Colombia                            745           791         1,891         1,266
          Brazil                            9,612           215         9,692         2,725
          Intercompany                      6,741             -         6,741             -
                                --------------------------------   -----------  ------------
                                          $24,420        $5,442       $31,053       $16,061
                                ================================   ===========  ============

     b. Revenues from single customers, which exceed 10% of total revenues in the reported years, as a percentage of total revenue:


           IN THOUSANDS                     THREE MONTHS                   SIX MONTHS
                                            ENDED JUNE 30                 ENDED JUNE 30
                                  -------------------------------------------------------------
                                        2003            2002            2003         2002
                                  --------------------------------   -----------  ------------
          Gilat affiliates                   $6,751            $-        $6,751            $-

          StarOne S.A.                        9,693             -         9,773             -
          Government of Peru                  5,265         3,772        9,344,         9,826
                                  --------------------------------   -----------  ------------
                                            $21,909        $3,772       $26,068        $9,826
                                  ================================   ===========  ============

     c.   The Group's long-lived assets are located in the following countries:

          IN THOUSANDS                JUNE 30,         DECEMBER 31,
                                        2003               2002
                                  ------------------ -----------------
          Peru                               $6,247            $6,918
          Colombia                            3,361             3,341
          Brazil                                204                79
          United States                       4,650             5,335
                                  ------------------ -----------------
                                            $14,462           $15,673
                                  ================== =================

NOTE 6: NET INCOME (LOSS) PER SHARE

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

The following table presents the calculation of unaudited basic and diluted earnings per share (in thousands, except per share amounts):

For the three and six months ended June 30, 2002, we have excluded all convertible preferred stock, warrants to purchase common and preferred convertible stock, outstanding stock options and stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive. For the three and six months ended June 30, 2003 we have excluded all convertible preferred stock, warrants to purchase common and preferred convertible stock. We have included 1,667,015 stock options that were outstanding and exercisable with an average exercise price of $0.32.


          IN THOUSANDS                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                            JUNE 30,                 JUNE 30,
                                                                      2003          2002        2003         2002
                                                                  -------------- ----------- ------------ -----------
          Net income (loss) as reported                              $9,584       $(5,127)     $7,943      $(9,208)
          Earnings (losses) per share:
          Basic                                                       $0.09       $(0.045)      $0.08      $(0.07)
          Diluted                                                     $0.09       $(0.045)      $0.08      $(0.07)

          Net income from continuing operations                      $9,584       $(4,618)     $7,943      $(7,769)
          Earnings (losses) per share from continuing
          operations:
          Basic                                                       $0.09       $(0.045)      $0.08      $(0.07)
          Diluted                                                     $0.09       $(0.045)      $0.08      $(0.07)

          Net Loss from discontinued operations                         -          (509)          -         (1439)
          Losses per share from discontinued operations
          Basic                                                       $0.00        $0.00        $0.00      $(0.01)
          Diluted                                                     $0.00        $0.00        $0.00      $(0.01)
          Weighted average number of shares of Common Stock
          outstanding during the period used to compute basic
          net earnings per share                                     104,530      106,906      104,934     106,906
          Incremental shares attributable to exercise of
          outstanding options                                          646           -           404          -
          Weighted average number of shares of Common Stock
          outstanding during the period used to compute diluted
          net earnings per share                                     105,176      106,906      104,530     106,906
                                                                  -------------- ----------- ------------ -----------

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

OVERVIEW

          Following the closing of the acquisition of StarBand Latin America on August 2, 2002, the Company has committed a significant portion of its resources and technical expertise to the Latin American market for voice and data services. As such, through our acquired subsidiaries, we install, operate and maintain satellite-based rural telephony networks in certain Latin American countries, as well as high-speed consumer Internet access pilot networks in certain other countries. We work on a wholesale basis with Latin American ISP's, PTTs, government entities and other providers to offer high-speed Internet access and telephony services via satellite. Our end-user target customers for our products and services are small office/home office ("Soho") customers and consumer customers in Latin America.

          At the time of the closing of the StarBand Latin America Acquisition, the legal transfer of some of the Latin American entities to be transferred to us was pending government regulatory approvals. Pursuant to a closing agreement entered into by rStar and Gilat at the closing of the acquisition, , Gilat transferred to rStar the parent company of such entities in August of 2003. rStar obtained all rights, obligations and liabilities with respect to the businesses conducted by the entities as of August 2, 2002.

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

          In connection with our change in business focus, we had undergone significant reductions-in-force during 2001 and 2002. These actions, combined with attrition, reduced our headcount approximately 85% from 120 employees at December 31, 2001 to 18 employees as of June 30, 2002. In connection with the StarBand Latin America acquisition, the employment of remaining employees was terminated, including the then current CEO and the CFO during the third quarter ended September 30, 2002. Total severance costs associated with these actions equaled approximately $735,000 for the twelve months of 2001, and approximately $2.2 million for the twelve months ended December 31, 2002. These costs have been charged to operations. Also in connection with the StarBand Latin America acquisition, we obtained through subsidiary companies of StarBand Latin America approximately 115 employees, most of whom are located in Latin America and have increase our head count to approximately 200 employees as of July 31,2003. In addition, Gilat has provided headquarters personnel during the transition period. It is anticipated that we will increase our headcount in the near term to match the demand in the market.

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

Other Operating Data

The following information for the three and six months ended June 30, 2003 and 2002 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's annual Form 10-K for the year ended December 31, 2002.

The following table sets forth certain operating data and the percentage increase or decrease from the prior period:


IN THOUSANDS                                                SIX MONTHS              INCREASE     THREE MONTHS ENDED
                                                           ENDED JUNE 30,                             JUNE 30,          INCREASE
                                                             UNAUDITED             (DECREASE)        UNAUDITED         (DECREASE)
                                                       2003            2002        PERCENTAGE     2003       2002      PERCENTAGE
Revenues:
  Products                                                $18,002         $10,820           66%    $14,018     $2,458          470%
  Services                                                *13,051           5,241          149%    *10,402      2,984          249%
                                                  ----------------------------------------------------------------------------------
    Total revenues                                         31,053          16,061           93%     24,420      5,442          349%
Cost of revenues:
  Products                                                  6,924           8,052         (14)%      4,543      1,818          150%
  Services                                                  8,700           8,121            7%      4,660      4,663            0%
                                                  ----------------------------------------------------------------------------------
      Total cost of revenues:                              15,624          16,173          (7%)      9,203      6,481           37%
Gross profit (loss)                                        15,429             112        13553%     15,217    (1,039)         1364%
                                                  ----------------------------------------------------------------------------------
Operating Expenses
   Selling, marketing, general and administrative           4,772           7,486         (37%)      2,847      3,639         (99%)
                                                  ----------------------------------------------------------------------------------
Operating income (loss)                                    10,657         (7,598)          240%     12,370    (4,678)        (364%)
Financial income (expenses), net                            (316)           (572)           45%      (353)      (135)        (161%)
Other(income) loss                                             59              49          220%         16         10           60%
                                                  ----------------------------------------------------------------------------------
Income (loss) before taxes on income                       10,400         (8,121)        (228%)     12,033    (4,823)          350%
Taxes(benefit) on income                                    2,457           (352)          798%      2,449      (205)       (1295)%
                                                  ----------------------------------------------------------------------------------
Income (loss) after taxes on income                         7,943         (7,769)          202%      9,584    (4,618)          308%
Loss from discontinuing operations                              -         (1,439)          100%          -      (509)          100%
                                                  ----------------------------------------------------------------------------------
Net income (loss)                                          $7,943        $(9,208)          186%    $ 9,584   $(5,127)          287%
                                                  ==================================================================================
Basic and diluted income (loss) per common share:
  from continuing operations                                $0.08         $(0.07)          214%      $0.09   $ (0.04)          325%
  from discontinued operations                                  -          (0.01)          100%          -     (0.00)
                                                  ----------------------------------------------------------------------------------
Net income (loss) per common share                          $0.08         $(0.08)          200%      $0.09     (0.04)          325%
Weighted average number of shares outstanding
used in computing basic and diluted net income
(loss) per share                                          104,934         106,906          (2)%    105,176    106,906          (2)%
                                                  ==================================================================================

* Including revenues from related parties in the amount of $6,741 for the six and three months ended June 30, 2003.

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

         For the six months ended June 30, 2003, we were not awarded any new projects, however Gilat has been awarded certain projects in Latin America in 2002 and 2003 and we will be providing certain services under such contracts ( See related party footnote 7 of the financial statements for a description of those services. As such, we expect that our recurring revenue will increase in the near future.

         PRODUCTS

         Revenues from product sales and installations increased $11.6 million (470%) from $2.5million for the three months ended June 30, 2002 to $14.0 million for the three months ended June 30, 2003. This increase in revenue was attributable mainly to the sale of equipment totaling $9.6 million to StarOne in Brazil under long-term capital leases and the completion of the implementation phase of the Peru projects during the three months ended June 30, 2003. We anticipate additional sales to StarOne in 2003, however since we did not record any revenue from new bids in 2003, we do not anticipate any additional significant product revenue from new bids in 2003.

         Revenues from product sales and installations increased $7.2 million (66%) from $10.8 million for the six months ended June 30, 2002 to $18.0 million for the six months ended June 30, 2003. This increase in revenue was attributable mainly to the sale of equipment totaling $9.6 million to StarOne in Brazil under long-term capital leases and the completion of the implementation phase of the Peru projects during the six months ended June 30, 2003. Excluding the StarOne sale, product and installation revenues decreased as product sales and installations typically are higher during the beginning of project implementation. As the Peru implementation was completed during the six months ended June 30, 2003 we expect such revenue to decline in the near future. We did not record any revenue from new bids in 2003, therefore there was a corresponding reduction in the amount of product revenues excluding the StarOne sale during the six months ended June 30,2003.

         SERVICES

         Revenues from services increased $7.5million (249%) from $3.0 million for the three months ended June 30, 2002 to $10.5 million for the three months ended June 30, 2003. This increase was attributable primarily to representative agreements for the acquisition of the Gilat bids and the Engineering, Procurement and Construction Management Agreements, for design and management services provided to Gilat affiliates in connection with bids Gilat won in 2002 and 2003 in Colombia and Brazil with the respective governments. These services provided to Gilat and affiliates were $6.9 million during the three months ended June 30, 2003. Additionally service revenue for the implementation of the bids won by the Company in 2001, which were implemented in 2002 and completed in 2003 increased from $2.9 million for the three months ended June 30, 2002 to $3.6 million for the three months ended June 30, 2003. It is anticipated that this revenue will continue to increase as the network matures and reflecting the additional installations completed in Peru during the three months ended June 30, 2003.

          Revenues from services increased $7.8million (149%) from $5.2million for the six months ended June 30, 2002 to $13.1 million for the six months ended June 30, 2003. Excluding the services provided to Gilat and affiliates of $6.9 million discussed above, the $1.0 million dollar increase for the six months ended June 30, 2003 is attributable primarily to the implementation of the bids won in 2001, which were implemented in 2002 and completed during the six months ended June 30, 2003. .

COST OF REVENUES

         Cost of revenues related to products consists of the cost of equipment for the government projects noted above and third parties. Equipment sales, within each specific project, are non-recurring in nature. We anticipate that upon maturation of the various networks that compose our continuing operations, cost of revenue related to services will consist primarily of the depreciation on network equipment, the cost of administering our satellite communications network, and the cost of procuring and providing space segment necessary to provide such services, installing satellite signal-receiving equipment at customer sites mainly. The costs associated with this type of telecommunications business generally include (1) the cost of land-based equipment, or earth segment, such as the satellite dishes, hubs, send/receive cards located inside the network servers; (2) the cost of the link to and from the satellite, or space segment; and (3) interconnection fees with local providers.

         PRODUCTS

         For the three months ended June 30, 2003, cost of revenues related to products increased $2.7million (150%) from $1.8 million for the three months ended June 30, 2002 to $4.6 million for the three months ended June 30, 2003. This increase was attributable to an increase in product sales revenue in 2003. The margin on product sales for the three months ended June 30, 2003 is substantially higher then the three months ended June 30, 2002 as third party product sales margins are generally higher than governmental product sales which generally require installation and future servicing of the network.

          For the six months ended June 30, 2003, cost of revenues related to products decreased $1.4million (18%) from $8.1million for the six months ended June 30, 2002 to $6.6 million for the six months ended June 30, 2003. This decrease is primarily attribute to the decrease in product sale in the three months ended March 31, 2003 compared to the product sale for the three months ended March 31, 2002.

         SERVICES

         For the three months ended June 30, 2003, cost of revenues from services remained the same at $4.7million for the three months ended June 30, 2002 and for the three months ended June 30, 2003. The cost of service remained similar to the prior quarter as we have taken measures to reduce costs while increasing the number of installations and units serviced and the cost of providing services to Gilat. Other than installation services, cost of revenues consisted primarily of operational expenses for our existing networks in Colombia and Peru.

          For the six months ended June 30, 2003, cost of revenues from services decreased $1.1 (114%) from $8.1million for the six months ended June 30, 2002 to $6.9 million for the six months ended June 30, 2003. The increase was attributable to the increased traffic on the networks we service and increase maintenance costs related to the operation of the networks and the cost of providing services to Gilat offset by cost reductions. Other than installation services, cost of revenues consisted primarily of operational expenses for our existing networks in Colombia and Peru.

SELLING, MARKETING, GENERAL AND ADMINISTRATIVE

         Selling, marketing, general and administrative expenses represent the costs of personnel and overhead associated with our efforts to obtain contracts and new business in Latin America with Internet Service Providers (ISP's), PTTs, government entities and other providers to offer high-speed Internet access and telephony services via satellite. Selling, marketing, general and administrative expenses for continuing operations for the three months ended June, 2003 and 2002 were approximately $2.8 and $3.6, respectively. The decrease of $ (22.1%) was attributable to selling and marketing efforts associated with project awards in Peru and Colombia during the prior year and as such resulted in higher than normal management fees charged by a Gilat affiliate for such sales and marketing assistance. In addition, the decrease in this expense is attributable to professional and consulting costs relating to the StarBand Latin America acquisition, which were incurred in the prior year quarter totaled approximately $400,000and the cost of the rStar employees that were terminated after the acquisition in August of 2002. During the six months ended June 30, 2003, Selling, marketing, general and administrative decreased $2.7 (37%) . The six months ended June 30, 2002 included the cost of the rStar employees that were terminated after the acquisition when we reduced our headcount approximately 85% from 120 employees at December 31, 2001 to 18 employees as of June 30, 2002.

FINANCIAL EXPENSES, NET

         Financial expenses include interest income, interest expenses and foreign currency gains and losses. Financial expense was $353,000 and $135,000 during the three months ended June 30, 2003 and 2002 respectively. The increase was the result are of a combination of diminishing cash balances available for investment at lower interest rates partially offset by a reduction in interest expenses relating to the expiration of significant capital lease obligation during 2002 and a conversion of debt to equity with a related party lease, Spacenet Inc., a wholly owned subsidiary of Gilat.

         Financial expense was $316,000 and $572,000 during the six months ended June 30, 2003 and 2002 respectively. The decrease was the result of foreign exchange losses in Brazil and Colombia in 2002. offset by and diminishing cash balances available for investment at lower interest rates and a reduction in interest expenses relating to the expiration of significant capital lease obligation during 2002 and a conversion of debt to equity with a related party lease, Spacenet Inc., a wholly owned subsidiary of Gilat.

LOSS FROM DISCONTINUED OPERATIONS

         We discontinued all operational components of rStar, which was mainly the AutoNetworks business in 2002, As of December 2002, there were no further costs incurred for discontinued operations. For the three months ended June 30, 2002, approximately $509,000 of costs were incurred relating the AutoNetworks business. For the six months ended June 30, 2002 approximately 1.4 million of costs were incurred relating to the AutoNetworks business.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. For the six months ended June 30, 2003, net cash used in operating activities was approximately $1.5 million consisting of approximately $7.9million of net income increased by non-cash charges of approximately $1.9 million relating to depreciation. In addition, trade receivables increased by approximately $495,000 , and other receivables and prepaid expenses (including long-term receivables) increased by approximately $
13.2 million. This overall increase was attributable to revenue recorded from our projects in Peru and from the long-term capital lease with StarOne. In addition, we reduced our debt with Gilat by $680,000. Decreasing our inventory by approximately $493,000 offset these uses of cash. This compares to cash used in the prior years six months ended of approximately $8.3million. Prior years cash was primarily used in net losses generated by the Company.

         INVESTING ACTIVITIES. During the six months ended June 30, 2003, we spent approximately $370,000 on investing activities, which was attributable to $919,000 in fixed asset purchases net of a reduction in restricted cash from our various activities in Peru of approximately $549,000.

         FINANCING ACTIVITIES. During the six months ended June 30, 2003 we spent approximately $ 2.5 million in financing activities, which was primarily attributable to repayments of debt and capital leases.

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

         The net applicable income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 was greater than $2.5 million, therefore no payment was due for this period. However we have recorded a provision of $5.0 million regarding distribution of special distribution to the minority shareholders in year ending June 30,2004. It is management's current assessment that it is probable that the special distribution will be paid in 2004. However, if the Company is successful in growing its business and increasing its net income during the period July 1 2003 to June 30, 2004, the special distribution may not need to be paid.

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

         As of June 30, 2003, our short and long term obligations were as follows:


                                                                     PAYMENTS DUE BY PERIOD (IN THOUSANDS)
           CONTRACTUAL OBLIGATIONS                              TOTAL           2003      2004-2006     2007 AND
                                                                                                         BEYOND
           Capital Lease Obligations                              $4,104        $1,447       $2,657          --
           Operating lease                                          $492           $57         $386         $49
           Other long-term obligations                           $11,431        $1,647       $9,784          --
           Related party obligation                              $20,811       $20,811           --          --
                                                            ----------------------------------------------------
           Total Contractual Cash Obligations                    $36,838       $23,962      $12,827         $49
                                                            ====================================================

OFF BALANCE SHEET ARRANGEMENTS

         At June 30 2003, The Company is required to provide guarantees of performance of our work to our customers (usually government entities). Such guarantees are generally provide by Gilat on our behalf. The guarantees are required by contract for our performance during the installation and operational period of long-term rural telephony projects in Latin America. The guarantees for installation typically expire soon after certain milestones are met and guarantees for operations typically expire proportionally over the contract period. Our maximum potential amount of future payments the subsidiaries could be required to make under its guarantees at June 30, 2003 is $30.8 million. We have not recorded any liability for such amounts, as we do not expect that our performance will be unacceptable.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

We incurred net losses of approximately $209 million from our inception through June 30, 2003, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have also had significant losses in our operation in Latin America and only recently achieved profitability and even though we have achieve profitability, we may not sustain it on an annual basis. We expect to have negative cash flows for the foreseeable future. We will need to generate significant additional revenues to maintain profitability. We anticipate that a significant portion of these revenues will come from providing services to Gilat for the projects that it has won in Colombia and Brazil. It is possible that we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not sustain profitability in the future, then we may be unable to continue our operations. In the event that we do not achieve certain levels of net income for the periods ending June 2004, we will need to pay a special distribution in the form of a dividend to our minority shareholders. See Item 7: "Liquidity and Capital Resources"

WE EXPECT OUR QUARTERLY FINANCIAL RESULTS TO FLUCTUATE, AND OUR RECENT SHIFT TO OUR CURRENT BUSINESS LIMITS MANAGEMENT'S ABILITY TO PREDICT REVENUES AND EXPENSES PRECISELY.

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

GILAT CAN EXERCISE TOTAL CONTROL OVER US. GILAT'S MANAGEMENT IS CHANGE ON APRIL 15, 2003, AND WE CANNOT BE SURE TO WHAT EXTENT, IF AT ALL, THIS WILL AFFECT US.

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

On April 15, 2003, Gilat's shareholders elected a new board of directors, the majority of which have not served in the past as directors, officers or employees of Gilat. In addition, as of April 15, 2003 Gilat has a new CEO and President, Oren Most. Mr. Most also serves as our chairman of the board of directors . We cannot guarantee that the new officers and directors of Gilat will not implement changes in rStar's business going forward and, that if such change is implemented, it will not have a material adverse effect on our business going forward.

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

On February 14, 2002 we received a notice from the NASDAQ Stock Market that, pursuant to Marketplace Rule 4450(a)(5), our stock could be delisted from the NASDAQ National Market because the stock failed to close above a minimum bid price of $1.00 during the preceding 30 consecutive trading days. Subsequently, we were, in fact, delisted from the NASDAQ National Market System and began trading on the NASDAQ SmallCap market. Our stock has failed to close above a minimum bid price of $1.00 for an extended period of time. On August 27, 2002, we were notified that we had until February 10, 2003, to comply with the minimum bid price requirement. On February 3, 2003 we held a Special Meeting of our shareholders and approved an amendment to the Final Amended and Restated Certificate of Incorporation to effect a reverse stock spilt of our common stock, pursuant to which ten outstanding shares would be converted into one share of common stock. The resolution authorized the Board of Directors to select to act anytime in the following twelve-month period to effect the reverse stock split. Concurrent with the stockholders special meeting, NASDAQ proposed certain regulatory changes which could render the reverse stock split unnecessary. On March 3, 2003, we received a notice from the NASDAQ stating that the NASDAQ Listing Qualifications Panel had determined to continue the listing of our securities on the NASDAQ Small Cap Market, pursuant to a 90-day extension to allow for developments in the rule-making process. On may 30, 2003 NASDAQ determined a continued listing for the company pursuant to and additional ninety
(90)-day extension. The continued listing status has been afforded to the Company by NASDAQ pursuant to NASDAQ proposed rule allowing for certain modifications to the bid price rules, including an extended grace period for Small Cap issuers. Given that the Securities and Exchange Commission has yet to approve NASDAQ's rule NASDAQ has granted an additional ninety (90)-day extension, allowing for developments in the rule-making process.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in high-credit money market funds. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31,2003 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. We are also exposed to foreign currency risk as the result of our contracts in Latin America. We attempt to mitigate such risk by entering into contracts denominated in US dollars, however this is not always possible and as such we are exposed to changing exchange rates primarily in Peru, Colombia and Brazil.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2001 rStar filed an action against On Technology Corporation (OTC) and subsequently OTC filed a counter claim. In May 2003 the case has been settled including a dismissal with prejudice of the law suit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Modification of Constituent Instrument

Not applicable.

(b) Change in Rights

Not applicable.

(c) Issuance of Securities

The Company did not have any sales of unregistered securities during the period.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(a) Exhibits

i. Exhibit 99.01-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ii. Exhibit 99.02-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

iii. Exhibit 99.03 - ENGINEERING, PROCUREMENT AND CONSTRUCTION MANAGEMENT AGREEMENT ("EPCM-TELEPHONY"), entered into by and between Gilat Satellite Networks Colombia S.A. E.S.P. and Gilat Colombia S.A. E.S.P.

iv. Exhibit 99.04 - ENGINEERING, PROCUREMENT AND CONSTRUCTION MANAGEMENT AGREEMENT ("EPCM-TELECENTROS"), entered into by and between Gilat Networks Colombia S.A. E.S.P. and Gilat Colombia S.A. E.S.P.

v. Exhibit 99.05 - GESAC REPRESENTATIVE AGREEMENT, by and between Gilat do Brasil Ltda. and the Corporation.

vi. Exhibit 99.06 - COMPARTEL II REPRESENTATIVE AGREEMENT, by and between Gilat To Home Latin America ("Holland") N.V. and the Corporation.

vii. Exhibit 99.07 - Settlement Agreement and General Release, by and between Gilat Satellite Networks Ltd. and Gilat Colombia S.A. ESP

(b) Reports on Form 8-K

i. We filed a Current Report on Form 8-K dated May 7, 2003 announced that our Board of Directors determined it was in the best interests of the Corporation to agree to extend by three (3) months or ninety (90) days, the transfer of certain entities and shares from Gilat Satellite Networks Ltd.'s ("Gilat") subsidiaries to the Corporation (hereinafter referred to as the "Amendment to the Closing Agreement").

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       rSTAR CORPORATION
                                       (Registrant)
                                       By:    /s/ SAMER F. SALAMEH
                                              Samer F. Salameh
                                              CHIEF EXECUTIVE OFFICER
                                              (PRINCIPAL EXECUTIVE OFFICER)
                                       By:    /s/ Julia M. Decker
                                              Julia M. Decker
                                              CONTROLLER
                                              (PRINCIPAL FINANCIAL OFFICER)

Date:  August  14 , 2003

                                 CERTIFICATIONS


I, certify that:

1. I have reviewed this quarterly report on Form 10-Q of June 30, 2003;

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


/s/ SAMER F. SALAMEH                  Date   August 14  , 2003
Samer F. Salameh,
Chief Executive Officer

I, certify that:

1. I have reviewed this quarterly report on Form 10-Q of June 30, 2003;

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


/s/ JULIA M.DECKER                               Date   August 14, 2003
Julia M Decker
Controller (Principal Financial Officer)