Form 10-Q
period 2003-09-30
RSTAR CORP
filed 2003-11-14
CIK 1084561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filed as defined in Rub 12b-2 of the Act. Yes [ ] No [X]


The number of shares of the issuer's Common Stock outstanding as of October 31, 2003 was 104,529,864.


                                                             INDEX



PART I -- FINANCIAL INFORMATION
-------------------------------
ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
              (UNAUDITED)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
              (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4        CONTROLS AND PROCEDURES
PART II -- OTHER INFORMATION
----------------------------
ITEM 1.       LEGAL PROCEEDINGS
ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.       OTHER INFORMATION
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES


                                         RSTAR CORPORATION

                                             FORM 10-Q

                                  QUARTER ENDED SEPTEMBER 30, 2003


PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                               RSTAR CORPORATION AND ITS SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (U.S. dollars in thousands)




                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                    2003                  2002
                                                                -------------        -------------
                                                                  UNAUDITED
         ASSETS

         Current assets:
           Cash and cash equivalents                            $       3,727        $       8,163
           Restricted cash                                              3,450                1,416
           Accounts receivables, net                                   17,717               15,542
           Tax receivable                                                 806                  546
           Supplier advances                                            2,652                   83
           Other accounts receivable and prepaid expenses               1,844                2,793
           Inventory                                                   11,221                8,842
                                                                -------------        -------------
         Total current assets                                          41,417               37,385

         Long-term restricted cash                                      2,316                3,659
         Long-term tax receivable                                       2,179                2,799
         Long-term receivables                                         20,946                9,028
         Property and equipment, net                                   13,570               15,673
         Other assets, net                                                357                  514
                                                                -------------        -------------
         Total assets                                           $      80,785        $      69,058
                                                                =============        =============


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                         RSTAR CORPORATION AND ITS SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (U.S. dollars in thousands, share data)




                                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                                           2003                2002
                                                                                       -------------       ------------
                                                                                        UNAUDITED
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Short-term bank credit                                                         $       1,802       $      2,315
        Current portion of capital lease obligations                                           1,542              1,809
        Accounts payable                                                                      11,200              7,988
        Due to related parties                                                                23,757             23,480
        Deferred revenues                                                                      2,224              1,823
        Taxes payable                                                                          1,781                 30
        Accrued expenses and other liabilities                                                 5,482              5,409
                                                                                       -------------       ------------
     Total current liabilities                                                                47,788             42,854

     Long-term liabilities:
        Other long-term liabilities                                                            1,479              1,893
        Long-term deferred revenue                                                             3,172              1,614
        Long-term capital lease obligations                                                    2,352              3,415
        Long-term deferred tax                                                                 1,267                 --
        Liability for distribution to minority shareholders                                    5,000              5,000
                                                                                       -------------       ------------
     Total long term liabilities                                                              13,270             11,922

     Stockholders' equity:
     Common stock, $0.01 par value authorized shares- 200,000,000 issued and
     outstanding shares 104,529,864 at September 30, 2003 and December 31, 2002                1,045              1,045
     Additional Paid-in-Capital                                                              249,479            248,227
     Deferred stock compensation                                                                (550)                 -
     Notes receivable from stockholders                                                            -               (312)
     Treasury stock, at cost  (Common 2,526,315)                                              (9,979)            (9,979)
     Accumulated other comprehensive loss                                                        (99)              (198)
     Accumulated deficit                                                                    (220,169)          (224,501)
                                                                                       -------------       ------------
     Total stockholders' equity                                                               19,727             14,282
                                                                                       -------------       ------------
     Total liabilities and stockholders' equity                                        $      80,785       $     69,058
                                                                                       =============       ============


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                               RSTAR CORPORATION AND ITS SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                      (U.S. dollars in thousands, except dollar per share data)




                                                                      THREE MONTHS                           NINE MONTHS
                                                                   ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                                               2003                2002               2003                2002
                                                                                        Unaudited
                                                            ----------------------------------------------------------------------
     Revenues:
       Products                                                  $1,115                 2,998          $19,117              8,903
       Services                                                  *3,763                 4,615          *16,814             14,771
                                                            ------------     -----------------   --------------    ---------------
         Total revenues                                           4,878                 7,613           35,931             23,674

     Cost of products sold and services:
       Products                                                     455                 1,323            7,379              4,297
       Services                                                   5,741                 4,905           14,441             18,105
                                                            ------------     -----------------   --------------    ---------------
         Total cost of products sold and services
     revenues:                                                    6,196                 6,228           21,820             22,402
                                                            ------------     -----------------   --------------    ---------------
     Gross profit (loss)                                         (1,318)                1,385           14,111              1,272
                                                            ------------     -----------------   --------------    ---------------

     Operating expenses
        Selling, marketing, general and administrative            3,665                 5,826            8,437             13,312
                                                            ------------     -----------------   --------------    ---------------
     Operating income (loss)                                     (4,983)               (4,441)           5,674            (12,040)

     Financial income (expenses), net                               553                  (155)             237               (727)
     Other income (expense)                                         813                  (455)             872               (406)
                                                            ------------     -----------------   --------------    ---------------
     Income (loss) before taxes on income                        (3,617)               (5,051)           6,783            (13,173)
     Taxes (benefit) on income                                       (8)                   15            2,449               (337)
                                                            ------------     -----------------   --------------    ---------------
     Income (loss) after taxes (benefit) on income               (3,609)               (5,066)           4,334            (12,836)
     Loss from discontinuing operations                              --                  (227)              --            (1,666)
                                                            ------------     -----------------   --------------    ---------------
     Net income (loss)                                          $(3,609)              $(5,293)          $4,334           $(14,502)
                                                            ============     =================   ==============    ===============
     Basic and diluted income (loss) per common share:
        from continuing operations                               $(0.03)               $(0.04)           $0.04             $(0.12)
        from discontinued operations                                 --                  0.00               --              (0.01)
                                                            ------------     -----------------   --------------    ---------------
     Net income (loss) per common share                          $(0.03)               $(0.04)           $0.04             $(0.13)
                                                            ============     =================   ==============    ===============
     Weighted average number of shares outstanding
     used in computing net income (loss) per share (in
     thousands)
              Basic:                                            104,530               105,568          104,530            106,460
                                                            ============     =================   ==============    ===============
              Diluted:                                          104,530               105,568          104,745            106,460
                                                            ============     =================   ==============    ===============


* Including revenues from related parties in the amount of $27 and $6,768 for the three and nine months ended September 30, 2003


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                               RSTAR CORPORATION AND ITS SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (U.S. dollars in thousands)




                                                                                                             NINE MONTHS
                                                                                                          ENDED SEPTEMBER 30
                                                                                                       2003                2002
                                                                                                 ----------------    ---------------
       Cash flows from operating activities:
       -------------------------------------
       Net income (loss)                                                                                 $ 4,334         $  (14,502)
       Less: loss from discontinued operations                                                                --              1,666
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation                                                                                      3,097              4,693
         Amortization of deferred stock compensation                                                         692                132
         Loss on sale of property and equipment                                                                -                406
         Impairment of shareholder loan                                                                      312                  -
         Decrease (increase) in deferred income taxes, net                                                 1,956               (195)
         Decrease (increase)  in trade receivables                                                        (2,494)               724
         Decrease (increase) in inventories                                                               (2,345)             3,330
         Increase in other accounts receivable and prepaid expenses and long-
           term receivable                                                                               (12,336)            (4,345)
         Increase (decrease) in account payables                                                           1,064             (3,013)
         Increase (decrease) in deferred revenue                                                           1,959               (670)
         Increase (decrease)  in related parties                                                             752              5,761
         Increase (decrease) in accrued expenses                                                            (713)            (4,166)
         Increase (decrease) in other accounts payable and other long-term liabilities                     1,160               (633)
                                                                                                 ----------------    ---------------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING ACTIVITIES                     (2,562)           (10,812)
       NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS                                     --             (1,666)
                                                                                                 ----------------    ---------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                (2.562)           (12,478)

       Cash flows from investing activities:
       -------------------------------------
       Purchase of property and equipment                                                                 (1,757)            (1,440)
       Acquisition of net assets of parent of Gilat Colombia S.A. E.S.P. and Gilat to
       Home Peru S.A.(a)                                                                                     338                  -
       Other investments                                                                                     (33)                 -
       Restricted cash, net                                                                                  851                577
                                                                                                 ----------------    ---------------
       NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                                  (601)              (863)

       Cash flows from financing activities:
       -------------------------------------
       Short term bank credit, net                                                                            26               (638)
       Proceeds from exercise of stock options                                                                 -                 31
       Repurchase of common stock                                                                              -             (9,979)
       Proceeds (Repayment) of long term debt, net                                                          (539)             2,458
       Payments on capital lease obligations                                                                (785)            (1,969)
                                                                                                 ----------------    ---------------
       NET CASH USED IN FINANCING ACTIVITIES                                                              (1,298)           (10,097)
       Effects of exchange rate changes on cash                                                               25               (135)
                                                                                                 ----------------    ---------------
       Decrease in cash and cash equivalents                                                              (4,436)           (23,573)
       Cash and cash equivalents at beginning of period                                                    8,163             37,334
                                                                                                 ----------------    ---------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 3,727           $ 13,761
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


                                           RSTAR CORPORATION AND ITS SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (U.S. dollars in thousands)




                                                                                                   NINE MONTHS
                                                                                                ENDED SEPTEMBER 30
                                                                                             2003                2002
                                                                                       ----------------    ---------------
       Supplemental Disclosures:
          Cash paid for interest                                                            $      718           $  1,324

       Non cash transactions:
          Conversion of related parties debt into equity                                    $        -           $ 13,033



                  (a) Assets acquired and liabilities assumed at the date of acquisition of the parent company of Gilat Colombia S.A.
                  E.S.P. and Gilat to Home Peru S.A. were as follows:


                     Working capital (excluding cash and cash equivalents)                  $   (2,011)
                     Due to related party                                                        2,349
                                                                                       ----------------
                                                                                            $      338
                                                                                       ================

                      RSTAR CORPORATION AND ITS SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003



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

rStar Corporation and its subsidiaries the (the "Company" or "rStar"), in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2003 and 2002, respectively. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-27029). Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-27029).

On August 2, 2002 (the "Closing"), the Company acquired StarBand Latin America and issued 43,103,448 shares of the Company's Common stock to Gilat-To-Home Latin America (Holland) N.V., an affiliate of Gilat Satellite Networks Ltd. ("Gilat") in exchange for the business of StarBand Latin America (Holland) B.V. ("StarBand Latin America"), and its subsidiaries. In accordance with the terms of the acquisition agreement between Gilat and rStar, while regulatory approvals required for the transfer of certain of the Latin American entities of StarBand Latin America were pending, rStar assumed all rights, obligations and liabilities with respect to the business conducted by those entities, as of the date of the Closing. On September 30, 2003 the parent entity of certain subsidiaries was transferred to rStar in accordance with the Closing agreement. The primary assets of the entity were the investments in those subsidiaries.

As Gilat is the controlling shareholder of both rStar and StarBand Latin America from January 2001, the acquisition has been accounted for as a combination between entities under common control in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and FASB Technical Bulletin 85-5 "Issues relating to accounting for business combinations" ("FTB 85-5") issue No. 2 relating to Stock Transactions between Companies under Common Control from the date Gilat had achieved such common control. As such no goodwill resulted from the transaction and historical amounts are presented in a manner similar to a pooling of interests. Accordingly, rStar's 2001 historical financial statements and rStar's 2002 historical quarterly financial statements until the date of the Closing have been restated to include the consolidated financial position, results of operations, and cash flows of StarBand Latin America as of and for the year ended December 31, 2001 and for the quarters ended September 30, 2002 since Gilat achieved common control over StarBand Latin America and rStar which was in January 2001.

As part of the second amended and restated acquisition agreement Gilat granted rStar's stockholders the right to receive a certain cash distribution from rStar (the "Special Distribution"). In accordance with the Agreement, in the event that the StarBand Latin America Business ("SLA Business"), as defined below, does not achieve certain net income targets agreed to by the parties during each of the one year periods ended June 30, 2003 and June 30, 2004, rStar stockholders of record as of June 30, 2003 or June 30, 2004 will be entitled to their pro rata share of a Special Distribution equal to either $ 2.5 million or $ 5.0 million in cash, depending upon SLA Business' net income. Specifically,
(i) if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is less than or equal to $ 1.6 million, the Special Distribution shall be $ 5.0 million, (ii) if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is greater than $ 1.6 million and less than or equal to $ 2.5 million, the Special Distribution shall be $2.5 million, (iii) if the net income for the StarBand Latin America business for the period from July 1, 2002 through June 30, 2003 is greater than $ 2.5 million, the Special Distribution shall be zero,
(iv) if the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is less than or equal to $ 11.0 million, the Special Distribution shall be $ 5.0 million, (v) if the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is greater than $ 11.0 million and less than or equal to $ 16.5 million, the Special Distribution shall be $ 2.5 million, and (vi) if the net income for the SLA Business for the period from July 1, 2003 through June 30, 2004 is greater than $ 16.5 million, the Special Distribution shall be zero. Gilat guarantees the payment of the Special Distribution. As for the year ended June 30, 2003, consolidated net income was approximately $3.1 million. No extraordinary items of gain or loss existed and no amortization of goodwill and other intangible assets existed. As the Net Applicable Income for the year ended June 30, 2003 was above $ 2.5 million, no provision was needed for the first distribution. Notwithstanding, rStar has provided in its financial statements a $ 5 million provision for the second distribution as of December 31, 2002 as management's current assessment is that it is probable that the special distribution will be paid in 2004. However, if rStar is successful in growing its business and increasing its net income during 2003 and 2004, the special distribution may not need to be paid in part or at all.

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

rStar's management has determined that the following operations are included in the SLA Business: (i) StarBand Latin America (Holland) B.V (ii) Gilat Colombia S.A. E.S.P (iii) Gilat To Home Peru S.A. (iv) Gilat To Home Brazil Holding Ltda.
(v) Gilat To Home Brazil Ltda (vi) Gilat-To-Home Florida Inc. and (vii) intercompany agreements to provide services for subsidiaries of Gilat Satellite Networks Ltd. ("Gilat"). In addition, certain expenses were allocated from rStar to SLA Business. See also Note 1 - Related parties transactions.

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


RELATED PARTY TRANSACTIONS


The Company has debt obligations to Gilat and various Gilat controlled entities. These amounts include certain assets and liabilities (described below) that Gilat was unable to transfer to rStar in the StarBand Latin America acquisition and are expected to be eliminated either through payment with existing cash or upon collection of accounts receivables or liquidation of other excluded assets. As of the closing of the StarBand Latin America acquisition, Gilat was not able to remove certain assets and liabilities from these entities and as such has left a related party debt equal to such excess assets. The risks and rewards of these assets and liabilities are with Gilat and therefore in the event that certain receivables are not collected or assets are not realized, there will be a change to amounts due to related parties. Debts in excess of excluded assets have been contributed to equity. Starband Latin America Business has recorded a related party debt equal to the net of assets and liabilities due back to Gilat. These amounts are expected to be eliminated either through payment with existing cash or upon collection of accounts receivables or liquidation of other assets which are due to Gilat, once the assets due back to Gilat have been exhausted an agreement for the repayment of this related party debt will be established.

Gilat and its affiliates charged rStar and its subsidiaries for equipment, space segment, management services and related costs, totaling $2.9 million and $2.0 million for the three months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003 and 2002 such charges amounted to $ 7.5 million and $ 7.8 million, respectively.

Additionally, the Company entered into following related party agreements:

     o a representative agreement with a Gilat affiliate pursuant to which Gilat compensates the Company for services supplied to Gilat affiliates, which were required for Gilat to be award government bids in Colombia. For the services received beginning in August 2002, Gilat has paid a commission equal to 3.5% of the gross proceeds of the bids. The total amount recognized as service revenues for the nine month ended September 30, 2003 was $2.2 million.

     o a representative agreement with a Gilat affiliate pursuant to which Gilat compensates the Company for services supplied to a Gilat affiliate, which were required for Gilat to be awarded a government bid in Brazil. For the services received beginning in November 2002, Gilat has paid a commission equal to 3.5% of the gross proceeds of the bid. The total amount recognized as service revenues for the nine month ended September 30, 2003 was $0.9 million.

     o a software license agreement with a Gilat affiliate pursuant to which and the Company, according to which, the Company sold two copies of the licensed software to Gilat for subleasing to Gilat's Colombian subsidiaries. The total amount recognized for the nine month ended September 30, 2003 was $0.6 million.

     o engineering, procurement and construction management agreements with two Gilat affiliates pursuant to which the Company will provide services to the Gilat affiliates. The engineering, procurement and construction management services relating to the implementation and operation of voice and data services for the execution of the Gilat government projects in Colombia. The contracts are for a total of $4.7 million. The total amount recognized for the nine month ended September 2003 was $3.1 million.

     o a settlement agreement and general release with a Gilat affiliate according to which Gilat reimbursed the Company for disputes that arose with regard to certain assets transferred by Gilat to the Company in the closing agreement which the Company had incurred unexpected expenses. The total amount reimbursed the nine month ended September 30, 2003 was $2.0 million.

NOTE 2: MAJOR CUSTOMERS AND SUPPLIERS

A significant portion of the Company's revenues comes from services provided to Gilat (see Note 1 "Related Party Transactions") in relation to a small number of contracts with foreign governments in Latin America. Revenues from the government of Peru amounted to $504,000 and $ 6.5 million in the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 such revenues amounted to $ 9.4 million and $ 16.0 million, respectively. These services, much like the contracts awarded to Gilat are awarded on a bid-by-bid basis and, as such, are considered non-recurring. See
Note 5 "Customer and Geographic Information" for details regarding major customers. Revenues from StarOne which consist of sales of equipment under long-term capital leases was $0 for the three months ended September 30, 2003 and 2002 and $9.8 million and $0 for the nine months ended September 30, 2003 and 2002, respectively. Revenues from Gilat affiliates amounted to $27,000 and $6.8million in the three months and nine months ended September 30, 2003, respectively, and $0 for the three and nine months ended September 30, 2002. These services are in connection with contracts awarded to Gilat on a bid -by-bid basis and, as such are considered non-recurring. See Note 1, "Related Party Transactions".

The Company depends on a limited number of suppliers, out of which the major one is Gilat, a related party, for the equipment it sells and for certain services. If Gilat fails to deliver the necessary equipment and services, the Company may be required to seek an alternative source of supply. A change in suppliers could result in installation delays, which could cause a possible loss of sales and, consequently, could adversely affect the Company's results of operations and cash position. See Note 1"Related Party Transactions".


NOTE 3: CRITICAL ACCOUNTING POLICIES AND ESTIMATES

a. General:

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-27029) are those that depend most heavily on these judgments and estimates. As of September 30, 2003, there have been no material changes to any of the critical accounting policies contained therein.

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


NOTE 4: SHAREHOLDERS' EQUITY


          a.   Stock options plans

                    The following table summarizes information about stock options outstanding as of September 30, 2003:

                                                                                                WEIGHTED
                                                                          NUMBER OF              AVERAGE
                                                                           OPTIONS            EXERCISE PRICE
                                                                      ------------------    ------------------
                    Outstanding at December 31, 2002                      2,086,788               $ 0.27
                    Issued                                                3,622,306               $ 0.18
                    Forfeited                                              (269,277)              $ 0.15
                                                                      ------------------    ------------------

                    Outstanding at September 30, 2003 (unaudited)         5,439,867               $ 0.23
                                                                      ==================    ==================

          In January 2003 the Company granted options to four non-Gilat related and non-employee directors. Each such director was granted 200,000 stock options, to vest annually over a four-year period so long as such optionee remains a director of the Company. The option price is $ 0.26 per share, which is equal to the fair market value on the date of the grant.

          In August 2003, the compensation committee approved the grant of 2.8 million stock options to the CEO in accordance with the terms in his employment agreement. The options vest monthly over a four-year period beginning on the date of his employment, November 4, 2002. The exercise price for the options p is $0.16. The options were treated under APB 25 as variable plan and compensation expense of $692,000 has been recorded in the three months and nine months ended September 30, 2003 using the accelerated method of accounting for incentive stock options.

          Total deferred compensation                               $ 1,241,815
          Amortization of deferred compensation in the nine month
          period ended September 30, 2003                               691,474
                                                                   -------------
          Unamortized deferred compensation                          $  550,341
                                                                   =============

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

          The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rates of 3% for each of 2003 and 2002; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the Common Stock of 1.09 and 0.82 for 2003 and 2002, respectively; and a weighted-average expected life of the option of 3.5 years for 2003 and 2002. Using SFAS No. 123 has no material effect on any of the periods presented.


NOTE 5:-CUSTOMERS AND GEOGRAPHIC INFORMATION

The Group operates in one business segment - the marketing and providing of services for very small aperture terminal ("VSAT") satellite earth stations. See
Note 1, "Basis of Presentations" for a brief description of the Company's business. The Group has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

     a.   Revenues by geographic area:

          Following is a summary of revenues by geographic area. Revenues are attributed to geographic area, based on the location of the end customers, as follows:


                                                         THREE MONTHS                   NINE MONTHS
          Dollars in thousands                        ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                               -------------------------------------------------------------
                                                     2003             2002           2003         2002
                                               ------------------ -------------   -----------  ------------
          Peru                                             2,472       6,463          15,201        18,487
          Brazil                                             561         553          10,253         3,279
          Colombia                                         1,818         597           3,709         1,908
          Gilat affiliates in Latin America                   27           -           6,768             -
                                               ------------------ -------------   -----------  ------------
                                                          $4,878      $7,613         $35,931       $23,674
                                               ================== =============   ===========  ============

     b. Revenues from single customers, which exceed 10% of total revenues in the reported period, as a percentage of total revenue:

          Dollars in thousands                     THREE MONTHS                   NINE MONTHS
                                                ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                         --------------------------------
                                               2003            2002           2003          2002
                                         ------------------  ------------ ------------  --------------
          StarOne                                      561           140       10,253           3,291
          Government of Peru                           504         6,478        9,370          15,956

          Gilat affiliates                              27            --        6,768              --
                                         ------------------  ------------ ------------  --------------
                                                    $1,092        $6,618      $26,391         $19,247
                                         ==================  ============ ============  ==============

     c.   The Group's long-lived assets are located in the following countries:


 Dollars in thousands                      SEPTEMBER 30,    DECEMBER 31,
                                               2003            2002
                                         ---------------   --------------
Peru                                             $5,766           $6,918
United States                                     4,260            5,335
Colombia                                          3,351            3,341
Brazil                                              193               79
                                         ---------------   --------------
                                                $13,570          $15,673
                                         ===============   ==============


NOTE 6: NET INCOME LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed based on the weighted average number of shares of common stock outstanding during each period, plus dilutive potential shares of common stock considered outstanding during the period, in accordance with SFAS No. 128, "Earnings per Share".

The following table presents the calculation of unaudited basic and diluted earnings per share (in thousands, except per share amounts):


         Dollars in thousands, per share data                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                   --------------------      --------------------
                                                                      2003       2002           2003       2002
                                                                   ---------  ---------      ---------  ---------
         Net income (loss) as reported                               (3,609)    (5,293)         4,334    (14,502)
                                                                   =========  =========      =========  =========
         Earnings (losses) per share:
         Basic                                                       $(0.03)    $(0.04)         $0.04     $(0.13)
         Diluted                                                     $(0.03)    $(0.04)         $0.04     $(0.13)

         Net income from continuing operations                      $(3,609)   $(5,066)        $4,334   $(12,836)
                                                                   =========  =========      =========  =========
         Earnings (losses) per share from continuing
         operations:
         Basic                                                       $(0.03)    $(0.04)         $0.04     $(0.12)
         Diluted                                                     $(0.03)    $(0.04)         $0.04     $(0.12)

         Net Loss from discontinued operations                            -       (227)             -     (1,666)
         Losses per share from discontinued operations
         Basic                                                        $0.00      $0.00          $0.00     $(0.01)
         Diluted                                                      $0.00      $0.00          $0.00     $(0.01)
         Weighted average number of shares of Common Stock
         outstanding during the period used to compute basic
         net earnings per share                                     104,530    105,568        104,530    106,460
                                                                   =========  =========      =========  =========
         Incremental shares attributable to exercise of
         outstanding options                                              -          -            215          -
         Weighted average number of shares of Common Stock
         outstanding during the period used to compute
         diluted net earnings per share                             104,530    105,568        104,745    106,460
                                                                   =========  =========      =========  =========

For the three months ended September 30, 2003 and the three and nine months ended September 30, 2002, we have excluded all convertible preferred stock, warrants to purchase common and preferred convertible stock, outstanding stock options and stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive. For the nine months ended September 30, 2003 we have excluded all convertible preferred stock, warrants to purchase common and preferred convertible stock. We have included 1,667,015stock options that were outstanding and exercisable with an average exercise price of $0.32

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         o CONTINUED INTEGRATION OF THE STARBAND LATIN AMERICAN BUSINESS, AMONG OTHER RISKS.

         o THE LAUNCH AND CONSUMMATION OF A TENDER OFFER FOR OUR OUTSTANDING COMMON STOCK BY GILAT OR A DECISION BY GILAT TO ELIMINATE THE PUBLIC INTEREST IN THE COMPANY THROUGH OTHER MEANS.

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

OVERVIEW

         Following the closing of the acquisition of StarBand Latin America on August 2, 2002, the Company has committed a significant portion of its resources and technical expertise to the Latin American market for voice and data services. As such, through our acquired subsidiaries, we install, operate and maintain satellite-based rural telephony networks in certain Latin American countries, as well as high-speed consumer Internet access networks in certain other countries. We work on a wholesale basis with Latin American ISP's, PTTs, government entities and other providers to offer high-speed Internet access and telephony services via satellite. Our end-user target customers for our products and services are small office/home office ("Soho") customers and consumer customers in Latin America.

         In accordance with the terms of the acquisition agreement between Gilat and rStar for the StarBand Latin America acquisition, while regulatory approvals required for the transfer of certain of the Latin American entities of StarBand Latin America were pending, rStar assumed all rights, obligations and liabilities with respect to the business conducted by those entities, as of the date of the Closing. On September 30, 2003 the parent entity of certain subsidiaries was transferred to rStar in accordance with the Closing agreement.

         Under the acquisition agreement, StarBand Latin America entered into a master services and supply agreement with Gilat pursuant to which we receive specified services and products from Gilat necessary to conduct our business in Latin America. See "Master Service and Supply Agreement" incorporated by reference in the Company's Annual Report of Form 10-K for the year ended December 31, 2002.

         In connection with our change in business focus, we underwent significant reductions-in-force during 2002. These actions, combined with attrition, reduced our headcount approximately 85% from 120 employees at January 1, 2002 to 18 employees as of June 30, 2002. In connection with the StarBand Latin America acquisition, the employment of remaining employees was terminated, including the then current CEO and the CFO during the third quarter ended September 30, 2002. Total severance costs associated with these actions equaled approximately $2.2 million for the nine months ended September 30, 2002. These costs have been charged to operations. Also in connection with the StarBand Latin America acquisition, we obtained through subsidiary companies of StarBand Latin America approximately 115 employees, most of whom are located in Latin America and have increased our head count to approximately 180 employees as of October 31, 2003. In addition, Gilat has provided headquarters personnel during the transition period.

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

Revenues from products under sales-type-lease contracts are recognized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS No. 13") upon installation or upon shipment, in cases where the customer obtains its own or others installation services. The present values of payments due under sales-type-lease contracts are recorded as revenues at the time of shipment or installation, as appropriate. Future interest income is deferred and recognized over the related lease term as financial income. The net investments in sales-type-lease are discounted at the interest rates implicit in the leases. Gross receivable from leases under capital lease at September 30, 2003 was $ 12.4 million and a net present value of $9.7. The average interest used to discount the leases is 10.8%.

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

Other Operating Data

The following information for the three and nine months ended September 30, 2003 and 2002 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The following table sets forth certain operating data and the percentage increase or decrease from the prior period:

                                                    THREE MONTHS ENDED                           NINE MONTHS
                                                       SEPTEMBER 30,         INCREASE        ENDED SEPTEMBER 30,         INCREASE
                                                        UNAUDITED           (DECREASE)            UNAUDITED             (DECREASE)
                                                    2003         2002       PERCENTAGE      2003            2002        PERCENTAGE
Revenues:
  Products                                           1,115        2,998         (63%)      $19,117          $8,903          115%
  Services                                           3,763        4,615         (18%)       16,814          14,771           14%
                                                  ---------    ---------     ---------   ----------      ----------      ----------
    Total revenues                                   4,878        7,613         (36%)       35,931          23,674           52%
Cost of revenues:
  Products                                             455        1,323         (66%)        7,379           4,297           72%
  Services                                           5,741        4,905          17%        14,441          18,105          (20%)
                                                  ---------    ---------     ---------   ----------      ----------      ----------
      Total cost of revenues:                        6,196        6,228        (0.5%)       21,820          22,402         (2.6%)
Gross profit (loss)                                 (1,318)       1,385        (195%)       14,111           1,272         1009%
                                                  ---------    ---------     ---------   ----------      ----------      ----------
Operating Expenses
   Selling, marketing, general and administrative    3,665        5,826         (37%)        8,437          13,312          (37%)
                                                  ---------    ---------     ---------   ----------      ----------      ----------
Operating income (loss)                             (4,983)      (4,441)        (12%)        5,674         (12,040)         147%
Financial income (expenses), net                       553         (155)        457%           237            (727)         133%
Other income (loss)                                    813         (455)        279%           872            (406)         315%
                                                  ---------    ---------     ---------   ----------      ----------      ----------
Income (loss) before taxes on income                (3,617)      (5,051)        (28%)        6,783         (13,173)         151%
Taxes (benefit) on income                               (8)          15        (153%)        2,449            (337)         827%
                                                  ---------    ---------     ---------   ----------      ----------      ----------
Income (loss) after taxes on income                 (3,609)      (5,066)         29%         4,334         (12,836)         134%
Loss from discontinuing operations                       -         (227)        100%             -          (1,666)         100%
                                                  ---------    ---------     ---------   ----------      ----------      ----------
Net income (loss)                                   (3,609)      (5,293)         32%        $4,334        $(14,502)         130%
                                                  =========    =========     =========   ==========      ==========      ==========
Basic and diluted income (loss) per common
share:
  from continuing operations                        $(0.03)      $(0.04)         25%         $0.04          $(0.12)         133%
  from discontinued operations                           -         0.00                          -           (0.01)         100%
                                                  ---------    ---------     ---------   ----------      ----------      ----------
Net income (loss) per common share                  $(0.03)       (0.04)         25%         $0.04          $(0.13)         131%
Weighted average number of shares outstanding
used in computing basic net income (loss) per
share                                              104,530      105,568          (2)%      104,530         106,460          (1)%
                                                  =========    =========     =========   ==========      ==========      ==========
Weighted average number of shares outstanding
used in computing diluted net income (loss) per
share                                              104,530      105,568          (2)%      104,745         106,460          (1)%
                                                  =========    =========     =========   ==========      ==========      ==========

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

REVENUES

         A significant portion of revenue comes from foreign governments. These contracts are won on a bid-by-bid basis and, as such, each bid is considered non-recurring. For the nine months ended September 30, 2003, we were not awarded any new projects, however Gilat has been awarded certain projects in Latin America in 2002 and 2003 and we have provided and continue to provide certain services under such contracts (See Note 1, "Related Party Transactions".

         PRODUCTS

         Revenues from product sales decreased $1.9 million (63%) from $3.0 million for the three months ended September 30, 2002 to $1.1 million for the three months ended September 30, 2003. This decrease in revenue was attributable mainly to the completion of the implementation phase of the Peru projects in the six-month period ended June 30, 2003. The current sales for the three months ended September 30, 2003 relates primarily to the completion of the installation of equipment in a government project in Colombia.

         Revenues from product sales increased $10.2 million (115%) from $8.9 million for the nine months ended September 30, 2002 to $19.1 million for the nine months ended September 30, 2003. This increase in revenue was attributable mainly to the sale of equipment totaling $9.8 million to StarOne in Brazil under long-term capital leases and the completion of the implementation phase of the Peru projects during the nine months ended September 30, 2003. As the Peru implementation was completed during the six months ended June 30, 2003 and we did not win new bids in 2003. We expect revenue will continue to decline related to bids.

         SERVICES

         Revenues from services decreased $852,000 (18%) from $4.6 million for the three months ended September 30, 2002 to $3.8 million for the three months ended September 30, 2003. The decrease is a result of the decrease in installation services in Peru provided in 2002 off set by increases in network traffic in 2003. Revenues from services increased $2.1 million (14%) from $14.7 million for the nine months ended September 30, 2002 to $16.8 million for the nine months ended September 30, 2003. This increase is primarily the result of services provided to Gilat (see Note 1, "Related Party Transactions") and an increase in network traffic off set by decreases in installation revenue in Peru.


COST OF REVENUES

         Cost of revenues related to products consists of the cost of equipment for the government projects noted above and for other third parties. Equipment sales, within each specific project, are non-recurring in nature. We anticipate that upon maturation of the various networks that compose our continuing operations, cost of revenue related to services will consist primarily of the depreciation of network equipment, the cost of administering our satellite communications network, and the cost of procuring and providing space segment necessary to provide such services, installing satellite signal-receiving equipment at customer sites mainly. The costs associated with this type of telecommunications business generally include (1) the cost of land-based equipment, or earth segment, such as the satellite dishes, hubs, send/receive cards located inside the network servers; (2) the cost of the link to and from the satellite, or space segment; and (3) interconnection fees with local providers.

         PRODUCTS

         For the three months ended September 30, 2003, cost of revenues related to products decreased $868,000 66% from $1.3 million for the three months ended September 30, 2002 to $455,000 for the three months ended September 30, 2003. This decrease was attributable to a corresponding decrease in product sales revenue in 2003. The margin on product sales for the three months ended September 30, 2003 is consistent with the three months ended September 30, 2002.

         For the nine months ended September 30, 2003, cost of revenues related to products increased $3.1 million (72%) from $4.3 million for the nine months ended September 30, 2002 to $7.4 million for the nine months ended September 30, 2003. The increase is attributable to a corresponding increase in product sales revenue. The margin on product sales is higher in 2003, because margins vary based on the type of customer.

         SERVICES

         For the three months ended September 30, 2003, cost of revenues from services increased $836,000 (17%) from $4.9 million for the three months ended September 30, 2002 to $5.7 million for the three months ended September 30, 2003. The cost of services increased as a result of a higher cost of maintaining the entire installed network, an increase in insurance costs and other maintenance costs. Other than installation services, cost of revenues consisted primarily of operational expenses for our existing networks in Colombia and Peru.

          For the nine months ended September 30, 2003, cost of revenues from services decreased $3.7 million (20%) from $18.1 million for the nine months ended September 30, 2002 to $14.4 million for the nine months ended September 30, 2003. The decrease is related to the additional revenues related to services provided to Gilat with lower cost of services compared to the prior periods and therefore higher margins on those services. Other than installation services, cost of revenues consisted primarily of operational expenses for our existing networks in Colombia and Peru.

SELLING, MARKETING, GENERAL AND ADMINISTRATIVE

         Selling, marketing, general and administrative expenses represent the costs of personnel and overhead associated with our efforts to obtain contracts and new business in Latin America with Internet Service Providers (ISP's), PTTs, government entities and other providers to offer high-speed Internet access and telephony services via satellite. Selling, marketing, general and administrative expenses for continuing operations for the three months ended September, 2003 and 2002 were approximately $3.7 million and $5.8 million, respectively. The 2002 amount includes the cost of severance for the prior management of rStar (before the Gilat acquisition in August 2002) of $1.7 million as well as other costs associated with these personnel. During the nine months ended September 30, 2003, selling, marketing, general and administrative decreased $4.9 million (37%) from $8.4 million for the nine months ended September 30, 2003 to $13.3 million for the nine months ended September 30, 2002. The nine months ended September 30, 2002 included $2.2 million of severance for rStar employees that were terminated after the acquisition and other employee related costs. Decreases were offset by an increase in compensation expense of $692,000 for the three months ended September 30, 2003 related to stock options issued to the CEO in August of 2003.

FINANCIAL INCOME (EXPENSES), NET

         Financial expenses include interest income, interest expenses and foreign currency gains and losses. Financial income (expenses) was $553,000 and $(155,000) during the three months ended September 30, 2003 and 2002 respectively. The increase was the result of an increase in interest income related to the capital lease negotiated in the end of the second quarter of 2003, a reduction in interest expenses relating to the expiration of significant capital lease obligations during 2002 and a conversion of debt to equity with a related party lease, with Spacenet Inc., a wholly owned subsidiary of Gilat.

         Financial income (expenses) was $237,000 and ($727,000) during the nine months ended September 30, 2003 and 2002 respectively. The increase was the result of foreign exchange losses in Brazil and Colombia in 2002, an increase in interest income related to the capital lease negotiated in the end of the second quarter of 2003, a reduction in interest expenses relating to the expiration of significant capital lease obligations during 2002 and a conversion of debt to equity with a related party lease, with Spacenet Inc

LOSS FROM DISCONTINUED OPERATIONS

         We discontinued all operational components of rStar, which was mainly the AutoNetworks business in 2002, As of December 2002, there were no further costs incurred for discontinued operations. For the three months ended September 30, 2002, approximately $227,000 of costs was incurred relating the AutoNetworks business. For the nine months ended September 30, 2002 approximately $1.7 million of costs were incurred relating to the AutoNetworks business.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. For the nine months ended September 30, 2003, net cash used in operating activities was approximately $2.6 million consisting of approximately $4.3 million of net income offset by non-cash charges of approximately $3.1 million relating to depreciation. In addition, trade receivables increased by approximately $2.4 million, and other receivables and prepaid expenses (including long-term receivables) increased by approximately $
12.3 million. This overall increase was attributable to revenue recorded from our projects in Peru and from the long-term capital lease with StarOne. In addition, we increased our debt with Gilat by $752,000 and increased our inventory by approximately $2.3 million. This compares to cash used in the nine months ended September 30, 2002 of approximately $12.5 million. In the nine months ended September 30, 2002 cash was primarily used to fund net losses generated by the Company.

         INVESTING ACTIVITIES. During the nine months ended September 30, 2003 we spent approximately $601,000 on investing activities, which was attributable to $1.8million in fixed asset purchases and a reduction in restricted cash from our various activities in Peru and Colombia of approximately $851,000.

         FINANCING ACTIVITIES. During the nine months ended September 30, 2003 we spent approximately $ 1.3 million in financing activities, which was primarily attributable to repayments of debt and capital leases.

         In connection with the acquisition of StarBand Latin America, we agreed to pay a special distribution to our minority shareholders under certain circumstances. We agreed that, in the event that the StarBand Latin America business, as defined, did not achieve certain net income targets agreed to by the parties during the years ended June 30, 2003 and June 30, 2004, rStar stockholders of record as of June 30, 2003 and 2004 (other than Gilat and its affiliates which agreed to waive receipt of such amounts) will be entitled to their pro rata share of a special distribution equal to either $2.5 million or $5.0 million in cash, depending upon the net income. The net applicable income for the StarBand Latin America business for the period ended June 30, 2003 was greater than of $2.5 million, therefore no payment was due for this period.

         Additionally, if the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is less than or equal to $11.0 million, the special distribution shall be $5.0 million and if the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is greater than $11.0 million and less than or equal to $16.5 million, the special distribution shall be $2.5 million. If the net income for the StarBand Latin America business for the period from July 1, 2003 through June 30, 2004 is greater than $16.5 million, there shall be no special distribution. In connection with the acquisition of StarBand Latin America, Gilat agreed to guarantee the payment of this special distribution.

         We have recorded a provision of $5.0 million regarding distribution of special distribution to the minority shareholders in year ending June 30, 2004. It is management's current assessment that it is probable that the special distribution will be paid in 2004. However, if the Company is successful in growing its business and increasing its net income during the period from July 1, 2003 to June 30, 2004, the special distribution may not need to be paid.

         In the event we have to pay such a dividend it will have a significant impact on our cash reserves. We anticipate that if we collect our receivables and if we reach our targets as we have projected then our available cash resources will be sufficient to meet our expected working capital and capital expenditure requirements for the next twelve months, however this anticipates that we do not make any significant payments to Gilat. The acquisition of StarBand Latin America, however, results in the addition of a substantial new business to the Company and new management. The financial requirements of that business may vary significantly based on a number of factors, including, the speed with which service is expanded, the impact that competitive offerings have on market prices and terms, the ability of the Company to forecast its expenses and the terms it receives from its vendors (See "Factors Affecting our Business, Operating Results and Financial Condition"). Consequently, we may seek to raise additional funds. Additionally, we may require additional capital to develop new satellite-based private networks, respond to competitive pressures, acquire complementary technologies, or respond to unanticipated developments.

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

         As of September 30, 2003, our short and long term obligations were as follows:

                                                           PAYMENTS DUE BY PERIOD FROM
                                                                 (IN THOUSANDS)

                                               TOTAL       OCTOBER 1, TO     OCTOBER 1,    OCTOBER 1,
                                                           SEPTEMBER 30,      2005 TO      2008 AND
         CONTRACTUAL OBLIGATIONS                               2004         SEPTEMBER 30,    BEYOND
                                                                               2007
         Capital Lease Obligations                3,894          1,542          2,352             --
         Operating lease                            650            227            349             74
         Other long-term obligations              9,527          1,102          8,425             --
         Related party obligation                23,757         23,757             --             --
                                           -------------  -------------  -------------  -------------
         Total Contractual  Obligations         $37,828        $26,628        $11,126            $74
                                           =============  =============  =============  =============

OFF BALANCE SHEET ARRANGEMENTS

         At September 30 2003, the Company was required to provide guarantees of performance of our work to our customers (usually government entities). Such guarantees are generally provide by Gilat on our behalf. The guarantees are required by contract for our performance during the installation and operational period of long-term rural telephony projects in Latin America. The guarantees for installation typically expire soon after certain milestones are met and guarantees for operations typically expire proportionally over the contract period. The maximum potential amount of future payments that our subsidiaries could be required to make under guarantees at September 30, 2003 is $30.6 million. We have not recorded any liability for such amounts, as we do not expect that our performance will be unacceptable.

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

As of September 30, 2003, Gilat beneficially owned approximately 85% of our common stock. Therefore, Gilat is able to exercise total control over such matters as the election of our directors and other fundamental corporate transactions such as mergers, asset sales, transfer of operations and a sale of our company. Additionally, our Final Amended and Restated Certificate of Incorporation permits, as allowed by the Delaware General Corporation Law, Gilat to undertake certain actions without calling and holding a special meeting of stockholders and to call a special meeting of rStar stockholders at any time. Accordingly, the influence of our other stockholders will be limited, which may depress our stock price. Also, we cannot assure you that the interests of Gilat will not, from time to time, conflict with your interests as a stockholder.

On April 15, 2003, Gilat's shareholders elected a new board of directors, the majority of which have not served in the past as directors, officers or employees of Gilat. In addition, as of April 15, 2003 Gilat has a new CEO and President, Oren Most. Mr. Most also serves as our chairman of the board of directors. We cannot guarantee that the new officers and directors of Gilat will not implement changes in rStar's business going forward and, that if such change is implemented, it will not have a material adverse effect on our business going forward.

GILAT ANNOUNCED THAT THEY ARE CONTEMPLATING PURCHASING ALL OF THE OUTSTANDING SHARES OF THE COMPANY. THIS ANNOUNCEMENT COULD AFFECT THE PRICE OF OUR SHARES CURRENTLY AND IN THE FUTURE.

Gilat announced on September 18, 2003 that it is contemplating a purchase of all outstanding shares of common stock of the Company not already owned by Gilat at a price not yet determined but expected to be between $0.60 and $0.70 per share in cash. This press release indicated Gilat's interest in pursuing such a tender offer, but no such offer has yet commenced. It is currently anticipated that the purchase would be made through a tender offer, subject to customary conditions, in accordance with the rules of the Securities and Exchange Commission. In its press release Gilat also indicated that, if it holds at least 90 percent of the outstanding rStar shares following completion of the offer, it may effect a "short-form" merger of rStar with a Gilat subsidiary which would cash out the unaffiliated public stockholders of the Company at the tender offer price. After consummation of such a tender offer and short-form the unaffiliated public stockholders would no longer have any interest in the Company other than their appraisal rights under Delaware law with respect to the consideration received by them in the short-form merger. Gilat could determine not to proceed with the offer if in its sole judgment changes in economic, business or market conditions make the offer unadvisable to Gilat. Further, as discussed above, Gilat holds a substantial majority of our shares of common stock, and currently has the ability to call a special meeting of the Company's stockholders. In addition to pursuing a tender offer as indicated and described above, Gilat could consider a cash-out merger, open market or other purchases of our stock or a reverse stock split in order to take rStar private. In any such scenario, the interests of our unaffiliated public stockholders could be eliminated.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

We incurred net losses of approximately $213 million from our inception through September 30, 2003, which losses resulted primarily from costs related to developing our discontinued education network business, deploying the network to schools and developing content and features for the network. We have also had significant losses in our operation in Latin America and only recently in the six months ended June 30, 2003 achieved profitability and even though we have achieved profitability we have not maintained that profitability in the three months ended September 30, 2003, and we may not sustain it on an annual basis. We expect to have negative cash flows for the foreseeable future. We will need to generate significant additional revenues to maintain profitability. We anticipate that a significant portion of these revenues will come from providing services to Gilat for the projects that it has won in Colombia and Brazil However Gilat is not obligated to buy such services from the Company. It is possible that we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not sustain profitability in the future, then we may be unable to continue our operations. In the event that we do not achieve certain levels of net income for the periods ending June 2004, we will need to pay a special distribution in the form of a dividend to our minority shareholders. See "Managements Discussion and Analysis of Financial Condition-Liquidity and Capital Resources."

WE MAY SUFFER FOREIGN EXCHANGE RATE LOSSES.

A portion of our revenues and expenses are denominated in local currency. Therefore, a weakening of other currencies compared to the U.S. dollar could make our products less competitive in foreign markets and could negatively affect our operating results and cash flows. We do not currently engage in currency hedging activities, although in some instances we will reserve the right to engage in such activities. We have not yet, but may in the future, experience significant foreign currency transaction losses, especially to the extent that we do not engage in currency hedging.

THE SUCCESS OF OUR INTERNATIONAL OPERATIONS IS DEPENDENT ON MANY FACTORS BEYOND OUR CONTROL WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY AND ABILITY TO OFFER OUR PRODUCTS AND SERVICES IN LATIN AMERICA.

Because all of our revenues currently come from business outside of the United States, we have substantial we have substantial exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs, delays and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may confiscate our products or impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. In addition, our operations in Latin America are also subject other factors beyond our control, such as political and economic instability, including the current political instability throughout Latin America.

Our expansion in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as an international business will depend, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business.

WE HAVE LIMITED PREVIOUS EXPERIENCE IN THE LATIN AMERICAN MARKET AND OUR ABILITY TO BE SUCCESSFUL IN THAT MARKET IS UNCERTAIN.

Since the closing date of the StarBand Latin America acquisition in August of 2002, we have expanded our business operations into the delivery of satellite-based telephony and Internet access services in Latin America. Because our acquisition of StarBand Latin America was relatively recent and prior to such acquisition we had no operations in Latin America, we have limited experience in the Latin American market, and have limited meaningful historical financial and operational data upon which we can base projected revenues and planned operating expenses and upon which you may evaluate our prospects in Latin America. As a company expanding its business in the satellite-based telephony and Internet access market in Latin America, we face risks relating to our ability to implement our business plan, including our ability to continue to develop and upgrade our technology, our ability to maintain and develop customer and supplier relationships, obtain key technology and the necessary governmental and regulatory approvals, consents and licenses. We may not adequately address these risks, and if we do not, we may not be able to implement our business plan as we intend. Our business model contemplates that we will generate revenues through wholesale sales to Latin American Internet Service Providers, DTH TV companies and other service providers. The revenues may not materialize if we fail to implement our strategy for attracting wholesale customers. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face in an emerging market place.

FAILURE TO MANAGE THE GROWTH OF OUR OPERATIONS COULD HARM OUR BUSINESS AND STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

We have recently and significantly changed our business model and strategy when we acquired StarBand Latin America in August 2002. We anticipate that future expansion will be required to successfully implement our business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we were unable to manage growth effectively, our business would suffer. To manage the expected growth of our operations and personnel, we will be required to further: (1) improve existing and implement new operational, financial and management controls, reporting systems and procedures; (2) install new management information systems; and (3) train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

Our employees, outsourcing arrangements, systems, procedures and controls may be inadequate to support our future operations. In particular, we expect that demands on the network infrastructure and our technical support resources will increase rapidly as our customer base grows. We may therefore experience difficulties meeting a high demand for services in the future or encounter problems in dealing with the customs of various countries in Latin America. In order to meet this demand, we will need to hire, train and retain the appropriate personnel, as well as the third-party service providers we depend on for customer service, to manage our operations. We will also need to adapt our financial and management controls, billing and information systems, reporting systems and operating systems. Our failure to manage growth and expansion effectively, or the failure by one of our service providers to adequately perform its services, could harm our ability to retain or grow our customer base which in turn would harm our business, financial condition and results of operations.

WE RELY HEAVILY ON OUR KEY PARTNERS, WHO ARE RELATED PARTIES, AND IF THEY TERMINATE THEIR STRATEGIC ALLIANCES WITH US OR IF THE ARRANGEMENTS FAIL TO MEET OUR OBJECTIVES, WE MAY EXPERIENCE SIGNIFICANT DIFFICULTY AND OUR REVENUE GROWTH MAY SUFFER.

We rely heavily on our strategic alliance relationships with Gilat and its wholly owned subsidiary, Spacenet. Our arrangements with Gilat and Spacenet are complex and, as a result, there entail many risks, including some that we may not have contemplated. It is difficult to assess the material adverse effects from these interrelationships... For example, Gilat recently consummated a restructuring plan with some of its creditors. It is unclear whether this plan will affect our relationship with Gilat. If we fail to maintain these relationships, as anticipated, or if our partners do not perform to our expectations, the performance of our networks, and our ability to generate revenues, may be harmed.

IF GILAT IS UNABLE TO PROVIDE US WITH THE LICENSES AND SERVICES WE REQUIRE, WE MAY BE UNABLE TO PROVIDE OUR SERVICES AND OUR BUSINESS WILL BE HARMED.

We depend upon Gilat and its subsidiaries in Latin America and the United States to provide us with the services that are required to run our business and provide our services. For example, we are not a licensee in the United States or in any Latin America country and do not hold any authorizations to operate satellite communication facilities. We will depend totally upon the licenses held by the subsidiaries of Gilat located in the United States and in Latin America for our products and services. If Gilat affiliates' licenses are limited or revoked, if any legal or regulatory restrictions are imposed on extending their services to us, or if the United States or any Latin American country limits the number of their earth stations or if they fail to operate the earth stations providing service to subscribers of our wholesale customers, in a satisfactory manner, our business could be seriously harmed.

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

NASDAQ HAS DELISTED OUR COMMON STOCK FROM THE NASDAQ NATIONAL MARKET AND HAS SENT US NOTICES REGARDING THE POSSIBILITY OF DELISTING OUR COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET. In 2002 NASDAQ delisted our common stock from the NASDAQ Stock Market because our stock has failed to close above a minimum bid price of $1.00 for an extended period of time. We have engaged in extensive correspondence with NASDAQ about the potential for the delisting of our common stock from the NASDAQ SmallCap Market due to our failure to comply with the NASDAQ's minimum bid price requirement. On February 3, 2003 we held a Special Meeting of our shareholders and approved an amendment to the Final Amended and Restated Certificate of Incorporation to effect a reverse stock spilt of our common stock, pursuant to which ten outstanding shares would be converted into one share of common stock. The resolution authorized the Board of Directors to select to act anytime in the following twelve-month period to effect the reverse stock split. Concurrent with the stockholders special meeting, NASDAQ proposed certain regulatory changes that could render the reverse stock split unnecessary. In March, May and August, the NASDAQ Listing Qualifications Panel informed us that it had determined to continue the listing of our securities on the NASDAQ Small Cap Market, pursuant to a 90-day extension to allow for developments in the rule-making process. This continued listing status has been afforded to the Company by NASDAQ pursuant to NASDAQ proposed rule allowing for certain modifications to the bid price rules, including an extended grace period for Small Cap issuers.

A reverse stock split, if required, could negatively impact the value of our stock by allowing additional downward pressure on the stock price as our relative value becomes greater following the reverse split. That is to say, the stock, at our new, higher price per share has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward.

If the shares of our common stock are delisted from the NASDAQ SmallCap Market, their liquidity could be impaired. Though we may decide, among other alternatives, to seek trading of our common stock on the Over-the-Counter Bulletin Board, or OTC market the OTC market provides substantially less liquidity than the NASDAQ SmallCap Market, and stocks traded on the OTC market generally trade with larger spreads between the bid and the ask price, which may cause the trading price of our common stock to decline.

Also, if we decide to seek trading of our common stock on the OTC market, our common stock would be subject to rules under the Securities Exchange Act of 1934, which impose additional requirements on broker-dealers like making a special suitability determination regarding the purchaser and receiving the purchaser's written consent prior to the sale. This could negatively affect the ability of broker-dealers to sell shares of our common stock and further impair the liquidity of our common stock

The SEC has adopted regulations which define a penny stock to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Although we are not currently considered a penny stock, the foregoing penny stock restrictions could apply to our common stock if they are deemed to be "penny stock" and our common stock may not qualify for an exemption from the penny stock restrictions. If our common stock were subject to the rules on penny stocks, its liquidity would be severely.

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

Governmental regulations may prevent us from choosing our business partners or restrict our activities. For example, a particular Latin American country may decide that high-speed data networks used to provide access to the Internet should be made available generally to Internet service providers and may require us to provide our wholesale service to any Internet service providers that request it, including entities that compete with us. Additionally, relevant zoning ordinances may restrict the installation of satellite antennas, which might also reduce market demand for our service. Governmental authorities may also increase regulation regarding the potential radiation hazard posed by transmitting earth station satellite antennas' emissions of radio frequency energy, which may negatively impact our business plan and revenues.

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

BARRIERS TO INTERNATIONAL EXPANSION COULD LIMIT OUR FUTURE GROWTH.

Expansion of our Latin American operations has required and will continue to require significant management attention and financial resources. Expenses incurred in expanding international operations might never result in increased revenue. We face certain risks inherent in conducting business internationally, such as:

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in high-credit money market funds. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2003 would not cause the fair value of our cash and cash equivalents or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. We are also exposed to foreign currency risk as the result of our contracts in Latin America. We attempt to mitigate such risk by entering into contracts denominated in US dollars, however this is not always possible and as such we are exposed to changing exchange rates primarily in Peru, Colombia and Brazil.

ITEM 4. CONTROLS AND PROCEDURES

(A)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and l Chief Financial Officer are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, of and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(B)      CHANGES IN INTERNAL CONTROLS

         There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2001 rStar filed an action against On Technology Corporation (OTC) and subsequently OTC filed a counter claim. In May 2003 the case was settled, and the lawsuit was dismissed with prejudice.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the third quarter ended September 30, 2003.

ITEM 5. OTHER INFORMATION

None.

        ITEM 6. EXHIBITS AND REPORTS ON 8-K
        (A) EXHIBITS

        31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13-a14 and 15d-14.
        31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
        32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
        32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

                 * In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

        (B)      REPORTS ON FORM 8-K

         We filed a Current Report on Form 8-K dated August 15, 2003 announcing audited financial statements for a portion of our business in order to determine whether a special distribution to our shareholders was required.

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

                                    RSTAR CORPORATION
                                    (Registrant)
                                    By:        /s/ SAMER SALAMEH
                                               Samer Salameh
                                               CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)

                                    By:        /s/ Doron Gefen
                                               Doron Gefen
                                               Chief Financial Officer
                                               (PRINCIPAL FINANCIAL OFFICER)
Date:  November 14 , 2003

                                 CERTIFICATIONS


I, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of rStar Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-158(e) and 15(e) for the registrant and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report (the based on such evaluation; and

         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


/s/ SAMER SALAMEH                        Date       November 14, 2003
Samer Salameh,
Chief Executive Officer

I, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of rStar Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-158(e) and 15(e) for the registrant and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report (the based on such evaluation; and

         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


/s/ DORON GEFEN                          Date       November 14, 2003
Doron Gefen
Chief Financial Officer